Form 10-Q
period 2023-09-30
Safe & Green Development Corp
filed 2023-11-14
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-41581

SAFE AND GREEN DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-1375590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

990 Biscayne Blvd., #501, Office 12, Miami, Florida	33132
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of November 13, 2023 the issuer had a total of 10,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$33,365	$720
Prepaid asset and other current assets	417,900	25,040
Current Assets	451,265	25,760

Assets held for sale	4,400,361	4,396,826
Land	1,190,655	1,190,655
Property and equipment, net	3,730	-
Project development costs and other non-current assets	65,339	55,732
Due from affiliates	1,876,298	-
Equity-based investments	3,642,607	3,599,945
Intangible assets	22,210	-

Total Assets	$11,652,465	$9,268,918

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$378,819	$255,278
Due to affiliates	200,000	4,200,000
Short term notes payable, net	6,564,887	2,648,300
Total current liabilities	7,143,706	7,103,578

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 issued and outstanding as of September 30, 2023 and 1,000 shares authorized, issued and outstanding as of December 31, 2022	10,000	1
Additional paid-in capital	10,044,730	5,095,345
Accumulated deficit	(5,545,971)	(2,930,006)
Total stockholder’s equity	4,508,759	2,165,340

Total Liabilities and Stockholder’s Equity	$11,652,465	$9,268,918

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Operating expenses:
Payroll and related expenses	$228,779	$255,189
General and administrative expenses	341,205	170,711
Marketing and business development expense	14,003	10,898
Total	583,987	436,798
Operating loss	(583,987)	(436,798)
Other expense:
Interest Expense	(339,877)	(52,157)
Other Income	321	-

Net loss	$(923,543)	$(488,955)

Net loss per share
Basic and diluted	$(0.57)	$(488.96)

Weighted average shares outstanding:
Basic and diluted	1,631,272	1,000

	For the Nine months Ended September 30, 2023	For the Nine months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Operating expenses:
Payroll and related expenses	$898,876	$775,384
General and administrative expenses	861,179	523,206
Marketing and business development expense	41,309	14,606
Total	1,801,364	1,313,196

Operating loss	(1,801,364)	(1,313,196)

Other expense:
Interest Expense	(814,922)	(173,726)
Other Income	321	-

Net loss	$(2,615,965)	$(1,486,922)

Net loss per share
Basic and diluted	$(6.35)	$(1,486.92)

Weighted average shares outstanding:
Basic and diluted	411,918	1,000

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	1,000	$1	$4,150,329	$(1,483,714)	$2,666,616
Net loss	—	—		(488,955)	(488,955)
Balance at September 30, 2022	1,000	$1	$4,150,329	$(1,972,669)	$2,177,661

Balance at January 1, 2022	1,000	$1	$2,029,733	$(485,747)	$1,543,987
Capital contributions	—	—	2,120,596		2,120,596
Net loss	—	—		(1,486,922)	(1,486,922)
Balance at September 30, 2022	1,000	$1	$4,150,329	$(1,972,669)	$2,177,661

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	1,000	$1	$6,054,729	$(4,622,428)	$1,432,302
Issuance of common stock	9,999,000	9,999	(9,999)	-	-
Forgiveness of due to affiliate	-	-	4,000,000	-	4,000,000
Net loss	-	-	-	(923,543)	(923,543)
Balance at September 30, 2023	10,000,000	$10,000	$10,044,730	$(5,545,971)	$4,508,759

Balance at January 1, 2023	1,000	$1	$5,095,345	$(2,930,006)	$2,165,340
Issuance of common stock	9,999,000	9,999	(9,999)	-	-
Forgiveness of due to affiliate	-	-	4,000,000	-	4,000,000
Capital contributions	-	-	959,384	-	959,384
Net loss	-	-	-	(2,615,965)	(2,615,965)
Balance at September 30, 2023	10,000,000	$10,000	$10,044,730	$(5,545,971)	$4,508,759

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Nine months Ended September 30, 2023	For the Nine months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,615,965)	$(1,486,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75	-
Amortization of debt issuance costs	208,412	-
Changes in operating assets and liabilities:
Prepaid asset and other current assets	(392,860)	(83,157)
Intangible assets	(22,210)	-
Due from affiliates	(1,876,298)	-
Accounts payable and accrued expenses	123,541	-
Due to affiliates	-	-
Net cash used in operating activities	(4,575,305)	(1,570,079)
Cash flows from investing activities:
Additions to assets held for sale	(3,535)	(174,800)
Purchase of property and equipment	(3,805)	-
Purchase of Land	-	(1,190,655)
Project development costs	(9,607)	(34,974)
Equity-based investments	(42,662)	-
Net cash used in investing activities	(59,609)	(1,400,429)

Cash flows from financing activities:
Debt issuance costs	(441,825)	-
Payments of short-term notes payable	(2,500,000)	-
Proceeds from short-term notes payable	6,650,000	676,340
Contributions	959,384	2,294,167
Net cash provided by financing activities	4,667,559	2,970,507

Net change in cash	32,645	-

Cash – beginning of period	720	-

Cash – end of period	$33,365	$-

Supplemental disclosure of non-cash operating activities:
Transfer of land to assets held for sale	$-	$3,576,130
Prepaid interest held back from proceeds from short-term notes payable	$675,000	$-
Forgiveness of due from affiliate	$4,000,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three and Nine months Ended September 30, 2023

1.	Description of Business

Safe and Green Development Corporation (the “Company” or “SG DevCo”)), previously known as SGB Development Corp., a Delaware corporation was incorporated on February 17, 2021. The Company was formed for the purpose of real property development primarily in the acquisition, development, management, sale and leasing of green single or multi-family projects in underserved regions nationally. The Company has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC as described further below.

The Company began operations during 2021 and has incurred a net loss during since inception. Historically, the Company’s operations have primarily been funded through advances from Safe & Green Holdings Corp., the Company’s parent company (“Parent”) and the Company has been largely dependent upon Parent for funding This factor has raised substantial doubt of the Company’s ability to continue as a going concern. The Company has also funded operations through a recent bridge note financing of which it have raised $1,750,000 to date, two lien notes in the aggregate amount of $2,500,000 on the Lago Vista property, which were paid off in March 2023 in connection with the refinancing described below. Management believes that these actions will enable the Company to continue as a going concern.

In December 2022, Parent and then owner of 100% of our issued and outstanding securities, announced its plan to separate the Company and Parent into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), Parent, effected a pro rata distribution to Parent’s stockholders of approximately 30% of the outstanding shares of the Company’s common stock (the “Distribution”). In connection with the Distribution, each Parent stockholder received 0.930886 shares of the Company’s common stock for every five (5) shares of Parent common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, the Company was no longer a wholly owned subsidiary of Parent and Parent held approximately 70% of the Company’s issued and outstanding securities. On September 28, 2023, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

In connection with the Separation and Distribution, the Company entered into a separation and distribution agreement and several other agreements with Parent. These agreements provide for the allocation between Parent and the Company of the assets, employees, liabilities and obligations (including, among others, investments, property, employee benefits and tax-related assets and liabilities) of Parent and its subsidiaries attributable to periods prior to, at and after the Separation and will govern the relationship between the Company and Parent subsequent to the completion of the Separation. In addition to the separation and distribution agreement, the other principal agreements entered into with Parent included a tax matters agreement and a shared services agreement.

2.	Summary of Significant Accounting Policies

Basis of presentation — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Recently adopted accounting pronouncements — New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

Accounting estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Entities — On May 31, 2021, the Company agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an investment in its financial statements.

On June 24, 2021, the Company entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). The Company contributed $3,000,000 for its 10% equity interest. During the nine months ended September 30, 2023, the Company contributed an additional $25,000. The purpose of Cumberland is to develop a waterfront parcel in a mixed-use destination community. The Company has determined it is not the primary beneficiary of Cumberland and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an Investment in its financial statements.

During the nine months ended September 30, 2023 and year ended December 31 ,2022, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of September 30, 2023 or December 31, 2022.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three and Nine months Ended September 30, 2023

2.	Summary of Significant Accounting Policies (cont.)

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has $33,365 cash and cash equivalents on hand as of September 30, 2023 and $720 as of December 31, 2022.

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Repairs and maintenance are charged to expense when incurred.

On May 10, 2021 the Company acquired a 50+ acre Lake Travis project site in Lago Vista, Texas (“Lago Vista”) for $3,576,130, which is recorded in assets held for sale on the accompanying balance sheets.

During February 2022 and September 2022, the Company acquired properties in Oklahoma and Georgia for $893,785 (including additions) and $296,870, respectively, which is recorded as land on the accompanying balance sheets.

The Company acquired $3,805 worth of computers and software, and recorded depreciation of $75 during the three and nine months ended September 30, 2023.

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, As of September 30, 2023 the website costs are not in service. The Company evaluated intangible assets for impairment during the nine months ended September 30, 2023 and 2022 and determined that there are no impairment losses.

Project Development Costs — Project development costs are stated at cost. At September 30, 2023 and December 31, 2022, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development. As of September 30, 2023 and December 31, 2022, $824,231 and $820,696 of project development costs related to Lago Vista are included in assets held for sale.

Assets Held For Sale — During 2022, management implemented a plan to sell Lago Vista, which meets all of the criteria required to classify it as an Asset Held For Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361 as of September 30, 2023.

Fair value measurements — Financial instruments, including accounts payable and accrued expenses are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments. The short-term note payable is carried at cost which approximates fair value due to corresponding market rates.

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three and Nine months Ended September 30, 2023

2.	Summary of Significant Accounting Policies (cont.)

Income taxes — The Company accounts for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Concentrations of credit risk — Financial instruments, that potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

3.	Equity-based investments

The approximate combined financial position of the Company’s equity-based investments are summarized below as of September 30, 2023 and December 31, 2022:

Condensed balance sheet information:	September 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Total assets	$37,500,000	$37,500,000
Total liabilities	$7,100,000	$7,100,000
Members’ equity	$30,400,000	$30,400,000

4.	Notes Payable

On July 14, 2021, the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on Lago Vista and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately $1,945,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $20,000 in interest charges and $4,134 in debt issuance costs during the year ended December 31, 2022 related to the Lago Vista project in accordance with ASC 835-20. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

The Company entered into a Second Real Estate Lien Note, in the principal amount of $500,000, with similar terms to the Short-Term Note (“Second Short-Term Note”). The Second Short-Term Note had a maturity date of January 14, 2023.

During August 2022, in connection with the purchase of a property in Georgia, the Company entered into a promissory note in the amount of $148,300. This note has a term of one (1) year, provided for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one year period.

During January 2023, the Short-Term Note and Second Short-Term Note were extended with a maturity date of February 1, 2024.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three and Nine months Ended September 30, 2023

4.	Notes Payable (cont.)

On March 31, 2023, LV Peninsula Holding LLC (“LV Peninsula”), a Texas limited liability company and wholly owned subsidiary of SG DevCo, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on the Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on the Company’s project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on the Company’s site in Durant, Oklahoma.

The proceeds of the LV Note were used to pay off the Short-Term Note and Second Short-Term Note. The LV Note requires monthly installments of interest only, is due on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by SG DevCo pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Peninsula at any time without interest or penalty. The Company incurred $406,825 of debt issuance costs and remitted $675,000 in prepaid interest in connection with the LV Note.

On June 23, 2023, the Company entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, under which it initially received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by the Company at any time following the twelve-month anniversary of its issue date. The loan is secured by 19.99% of the Company’s outstanding shares of common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with the Company’s transfer agent. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. As of September 30, 2023, the Company has paid $35,000 in debt issuance costs. The BCV Loan Agreement further provided that if SG DevCo’s shares of common stock are not listed on The Nasdaq Stock Market before August 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by the Company’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia (the “St. Mary’s Site”).

On August 9, 2023, Parent and the Company entered into a Note Cancellation Agreement, effective as of July 1, 2023, pursuant to which Parent cancelled and forgave the remaining balance then due on that certain promissory note, dated December 19, 2021, made by the Company in favor of Parent in the original principal amount of $4,200,000.

On August 16, 2023, the Company secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, SG DevCo and BCV S&G amended the BCV Loan Agreement (“Amendment No. 1”) to change the date upon which SG DevCo’s shares must be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if SG DevCo’s shares of common stock are not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, SG DevCo and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which SG DevCo’s shares must be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if SG DevCo’s shares of common stock are not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and SG DevCo and BCV S&G are in discussions regarding alternatives.

For the three and nine months ended September 30, 2023, the Company recognized amortization of debt issuance costs of $208,412 and $308,412, respectively. As of September 30, 2023, the unamortized debt issuance costs amounted to $233,412.

5.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.

At September 30, 2023 and December 31, 2022, there were no securities outstanding that could potentially dilute future net loss per share.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three and Nine months Ended September 30, 2023

6.	Stockholder’s Equity

As of September 30, 2023, the Company has 10,000,000 shares of common stock authorized, issued and outstanding which were issued to the Parent and initial shareholders of the Parent.

On September 27, 2023, Parent effected a pro rata distribution to Safe & Green Holdings Corp.’s stockholders of approximately 30% of the then outstanding shares of their common stock (“Distribution”). In connection with the Distribution, each Parent stockholder received 0.930886 shares of our common stock for every five (5) shares of SG Holdings common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, the Company was no longer a wholly owned subsidiary of Parent and Parent held approximately 70% of the Company’s issued and outstanding securities.

7.	Related Party Transactions

As of September 30, 2023 and December 31, 2022, $200,000 and $4,200,000, respectively, is due to Parent. This amount was advanced to the Company, is non-interest bearing and is due on demand. Included in this amount, are payroll and general and administrative expenses which have been paid by the Parent and allocated to the Company. The Parent has allocated these costs based upon the estimated efforts which benefit the Company. For the year ended December 31, 2022, the Parent allocated $1,690,377 to the Company, with $207,523 included in project development costs.

During 2023, the Company and Parent entered into an agreement whereas the Parent will perform certain services for the Company. For the nine months ended September 30, 2023, the Parent allocated $120,000 to the Company. For the three months ended September 30, 2023, the Parent allocated $60,000 to the Company.

On August 9, 2023, Parent and the Company entered into a Note Cancellation Agreement, effective as of July 1, 2023, pursuant to which Parent cancelled and forgave the remaining balance then due on that certain promissory note, dated December 19, 2021, made by the Company in favor of Parent in the original principal amount of $4,200,000. As such, $4,000,000 was recorded as additional paid in capital during 2023.

In addition, as of September 30, 2023, $1,876,298 is due from Parent for advances made by the Company. The Company intends to formalize the amount due into a promissory note.

8.	Commitments and Contingencies

At times the Company is subject to certain claims and lawsuits arising in the normal course of business. The Company assesses liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. Based on information currently available, advice of counsel, and available insurance coverage, the Company believes that any legal proceedings will not have a material adverse effect on the financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “SG DevCo,” “we,” “us,” and “our” refer to Safe and Green Development Corporation and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2022 and for period from February 17, 2021 (Inception), through December 31, 2021, which were included in our Form 10/-12BA Registration Statement, as filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023 (the “Form 10”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “would,” “estimates,” “may,” “might,” “plan,” “expect,” “intend,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to acquire and sell properties when desired, our ability to develop certain projects, our ability to sales, generate income, effectively manage our growth; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; our ability to attract and retain key employees; and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States’ tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in “Part II – Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as our Form 10, and other filings with the SEC. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings” or “Parent”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. Our current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. To date, we have not generated any revenue and our activities have consisted solely of the acquisition of three properties and an investment in two entities that have acquired two properties to be further developed; however we have not yet commenced any development activities. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily housing. We intend to construct many of the planned developments using modules built by SG Echo, LLC (“SG Echo”), a subsidiary of SG Holdings, and to rely on SG Holdings and SG Echo as the sole source of the modular units used in our projects. In addition to these development projects, we intend, subject to our ability to raise sufficient capital, to build additional, strategically placed manufacturing facilities that will be sold or leased to third parties. We also intend to build manufacturing sites for lease to SG Echo near our project sites in order to support SG Holdings. We intend to build our first manufacturing facility on the land owned by us in St Mary’s, Georgia at a cost of approximately $16,000,000. We intend to fund the project through a combination of debt, in the form of a construction loan, and equity from limited partners. We expect that this facility will be fully operational by the fourth quarter of 2024 and will fulfill the need for modular units at both our Norman Berry and Cumberland Inlet projects. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers.

We intend to develop the properties that we own from the proceeds of future financings, both at the corporate and project level, and / or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt. We have forecasted to invest approximately $1.6 million over the course of the next 12 months to start the development of three different projects, subject to our ability to raise additional capital.

The projects we intend to develop over the next 12 months are:

●	Finley Street Apartments (165 Units), the first phase of our Cumberland Inlet Site

●	St Mary’s Industrial, a 120,000 SF Manufacturing Facility to be leased by SG Echo

●	Magnolia Gardens I (100 Units), the first phase of our McLean Mixed Use Site

In the event due to SG Holdings’ backlog or otherwise we are unable to secure sufficient modular units to complete our developments using modules built by SG Echo, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

The Separation

In December 2022, SG Holdings, our parent company and then owner of 100% of our issued and outstanding securities, announced its plan to separate SG DevCo and SG Holdings into two separate publicly traded companies (the “Separation and Distribution). On September 27, 2023, SG Holdings effected a pro rata distribution (the “Distribution”) to SG Holdings’ stockholders of approximately 30% of the then outstanding shares of our common stock. In connection with the Distribution, each SG Holdings’ stockholder received 0.930886 shares of our common stock for every five (5) shares of SG Holdings common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, we were no longer a wholly owned subsidiary of SG Holdings and SG Holdings held approximately 70% of our issued and outstanding securities. On September 28, 2023, our common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

In connection with the Separation and Distribution, we entered into a separation and distribution agreement and several other agreements with SG Holdings to provide a framework for our relationship with SG Holdings after the Separation and Distribution. These agreements provide for the allocation between SG Holdings and us of the assets, employees, liabilities and obligations (including, among others, investments, property, employee benefits and tax-related assets and liabilities) of SG Holdings and its subsidiaries attributable to periods prior to, at and after the Separation and will govern the relationship between us and SG Holdings subsequent to the completion of the Separation. In addition to the separation and distribution agreement, the other principal agreements entered into with SG Holdings included a tax matters agreement and a shared services agreement.

Basis of Presentation. The historical financial statements of SG DevCo are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities or contingent liabilities at the date of the financial statements. They also may affect the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. The historical financial statements of SG DevCo are prepared from SG Holdings’ historical accounting records and are presented on a standalone basis as if the spin-off business hds been conducted independently from SG Holdings.

Impact of Coronavirus (COVID-19). With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. To date, we have experienced some delays in projects due to COVID-19. Any further quarantines, containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to suppliers and contract manufacturers or customers would likely adversely impact our operating results and result in further project delays.

Recent Developments

On June 23, 2023, we entered into the BCV Loan Agreement with BCV S&G, for up to $2,000,000 in proceeds, under which we initially received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by us at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 19.99% of our outstanding shares of common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with American Stock Transfer & Trust Company, LLC n/k/a Equiniti Trust Company, LLC, our transfer agent. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. The BCV Loan Agreement further provided that if our shares of common stock were not listed on The Nasdaq Stock Market before August 30, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by our St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia (the “St. Mary’s Site”).

On August 9, 2023, we entered into a Note Cancellation Agreement with SG Holdings, effective as of July 1, 2023, pursuant to which SG Holdings cancelled and forgave the remaining $4,000,000 balance then due on that certain promissory note, dated December 19, 2021, made by us in favor of SG Holdings in the original principal amount of $4,200,000. In addition, as of September 30, 2023, $1,876,298 is due from SG Holdings for advances made by us. We intend to formalize the amount due into a promissory note.

On August 16, 2023, we secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, we entered into an amendment to the BCV Loan Agreement with BCV S&G (“Amendment No. 1”) to change the date upon which our shares were required to be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if our shares of common stock were not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, we entered into a second amendment to the BCV Loan Agreement with BCV S&G (“Amendment No. 2”) to change the date upon which our shares were required to be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if our shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and we and BCV S&G are in discussions regarding alternatives.

Results of Operations

We have never generated any revenue and have incurred significant net losses in each year since inception. For the nine months ended September 30, 2023 we incurred a net loss of $2,615,965 as compared to a net loss of $1,486,922 for the nine months ended September 30, 2022. We expect to incur increasing losses in the future when we commence development of the properties we own.

To date, a significant portion of our funding has been provided by SG Holdings.

Results of Operations for the Nine months Ended September 30, 2023 and nine months Ended September 30, 2022

	For the nine months Ended September 30, 2023	For the nine months Ended September 30, 2022
Total Payroll and related expenses	$898,876	$775,384
Total Other operating expenses	902,488	537,812
Operating loss	$(1,801,364)	(1,313,196)
Interest expense	(814,922)	(173,726)
Other income	321	-
Net loss	$(2,615,965)	$(1,486,922)

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2023 were $898,876 compared to $775,384 for the nine months ended September 30, 2022. This increase of $123,492 in expenses allocated to us by SG Holdings during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 resulted from additional efforts of personnel during 2023, as well as increased salaries of the five employees of SG Holdings who devoted time to us.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for nine months ended September 30, 2023 were $902,488 compared to $537,812 for the nine months ended September 30, 2022. These expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. This increase of $364,676 in expenses allocated to us by SG Holdings during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 resulted from additional costs incurred during 2023 as well as substantial costs in connection with the Separation and Distribution.

Results of Operations for the Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Total Payroll and related expenses	$228,779	$255,189
Total Other operating expenses	355,208	181,609
Operating loss	$(583,987)	(436,798)
Other Income	321	-
Interest expense	(339,877)	(52,157)
Net loss	$(923,543)	$(488,955)

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2023 were $228,779 compared to $255,189 for the three months ended September 30, 2022. This increase of $26,410 in expenses allocated to us by SG Holdings during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 resulted from additional efforts of personnel during 2023.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for three months ended September 30, 2023 were $355,208 compared to $181,609 for the three months ended September 30, 2022. These expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. This increase of $173,599 in expenses allocated to us by SG Holdings during the three months ended September 30, 2023 as compared to the three months ended September 30 2022 resulted from additional costs incurred during 2023 as well as substantial costs in connection with the Separation and Distribution.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Our operations for the nine months ended September 30, 2023 and 2022 may not be indicative of our future operations.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash of $33,365 and $720, respectively. Historically, our operations have primarily been funded through advances from SG Holdings and we have been largely dependent upon SG Holdings for funding. These factors raise substantial doubt that we will be able to continue as a going concern. The report of our independent registered public accounting firm includes an explanatory paragraph that our auditors have expressed substantial doubt that we will be able to continue as a going concern. We have also funded operations through a recent bridge note financing of which we have raised $1,750,000 to date, two lien notes in the aggregate amount of $2,500,000 on the Lago Vista property, which were paid off in March 2023 in connection with the refinancing described below and one secured note in the amount of $148,300 on the St. Mary’s industrial site.

We issued a note to SG Holdings, dated December 19, 2021, in the principal amount of $4,200,000 for loans that SG Holdings made to us that were used to acquire properties. The note was due upon demand and was non-interest bearing. On August 9, 2023, we entered into a Note Cancellation Agreement with SG Holdings, effective as of July 1, 2023, pursuant to which SG Holdings cancelled and forgave the remaining $4,000,000 balance then due on that certain promissory note, dated December 19, 2021, made by us in favor of SG Holdings in the original principal amount of $4,2000,00. In addition, as of September 30, 2023, $1,876,298 is due from Parent for advances made by the Company. The Company intends to formalize the amount due into a promissory note.

On June 23, 2023, we entered into the BCV Loan Agreement with BCV S&G, for up to $2,000,000 in proceeds, under which we initially received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by us at any anytime following the twelve-month anniversary of its issue date. The loan is secured by the Pledged Shares, which were pledged pursuant to an escrow agreement with our transfer agent. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. The BCV Loan Agreement, as amended, further provides that if our shares of common stock are not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares shall fall below twice the face value of the loan, the loan will be further secured by our St. Mary’s industrial site. On August 16, 2023, we secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On March 31, 2023, LV Peninsula Holding LLC (“LV Peninsula”), a Texas limited liability company and our wholly owned subsidiary, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on our Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on our project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on our site in Durant, Oklahoma.

The proceeds of the LV Note were used to pay off our outstanding Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Short-Term Note”), on the Lake Travis project site in Lago Vista, Texas and our Second Lien Note, dated September 8, 2022, in the principal amount of $500,000 (the “Second Short-Term Note”), on the Lake Travis project site in Lago Vista, Texas. The LV Note requires monthly installments of interest only, is due on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by us pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Peninsula at any time without interest or penalty.

The net loan proceeds were approximately $1,337,000, after loan commission fees of $250,000, broker fees of $125,000, the escrow of a 12-month $675,000 interest reserve, other closing fees and the repayment of the Short-Term Note and Second Short-Term Note. The Lago Vista property has been listed for sale. There can be no assurance that we will be successful in selling the Lago Vista property and that we will receive anticipated proceeds from such sale.

The secured note on the St. Mary’s industrial site had a maturity date of September 1, 2023, subject to our right to extend for 6 months upon payment of a fee equal to 1% of the principal balance of the note and provides for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. We elected to exercise this right to extend the maturity date. This note could be prepaid without penalty, provided, however, if the lender has not received nine months of interest, we must pay the lender an amount equivalent to the months of interest necessary to complete nine months of interest. In addition, at the time of payment in full of the note, we must pay the lender an amount equivalent to half of one percent (0.50%) of the original loan amount. To secure payment in full of the note, the note is secured by a security deed in the property with power of the lender to sell the property. We intend to pay off the note by the end of November 2023.

There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

We intend to develop the properties that we own from the proceeds of future financings or sales proceeds from properties that are sold. To date, we have not generated revenue sufficient to develop any properties and have focused on property acquisitions not development activities. We have forecasted to invest approximately $1.6 million over the course of the next 12 months to start the development of three different projects, subject to our ability to raise additional capital either through the sale of equity or by incurring debt. We anticipate that we will incur an additional $1.5 million of expenses for payroll, legal & other general costs associated with being a publicly traded company.

Cash Flow Summary

	For the nine months Ended September 30, 2023	For the nine months Ended September 30, 2022
Net cash provided by (used in):
Operating activities	$(4,575,305)	$(1,570,079)
Investing activities	(59,609)	(1,400,429)
Financing activities	4,667,559	2,970,507
Net increase in cash and cash equivalents	$32,645	$-

Operating activities used net cash of $4,575,305 during the nine months ended September 30, 2023, and used cash of $1,570,079 during the nine months ended September 30, 2022. Cash used in operating activities increased by $3,005,226 due to an increase of net loss of $1,129,043, depreciation of $75, amortization of debt issuance cost of $208,412, increase in prepaid assets of $392,860, decrease in accounts payable of $123,541, and an increase in due from affiliates of $1,876,298.

Investing activities used net cash of $59,609 during the nine months ended September 30, 2023, and $1,400,429 net cash during the nine months ended September 30, 2022, a decrease in cash used of $1,340,820. This change results primarily from fewer project development costs additions and the purchase of land during 2022.

Cash provided from financing activities was $4,667,559 during the nine months ended September 30, 2023, which resulted from the $6,650,000 proceeds of short-term notes payable, $2,500,000 of payments of short-term notes payable, $959,384 contributions and $441,825 debt issuance cost paid. Cash provided from financing activities was $2,970,507 during the nine months ended September 30, 2022 due to contributions we received from SG Holdings.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had no material off-balance sheet arrangements to which we are a party.

Critical Accounting Estimates

Our financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions and estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that we believe to be relevant at the time the financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the nine months ended September 30, 2023 and the year ended December 31, 2022 included elsewhere in this Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

Investment Entities – On May 31, 2021, we agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). We contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. We have determined we are not the primary beneficiary of Norman Berry and thus will not consolidate the activities in our financial statements. We use the equity method to report the activities as an investment in our financial statements.

On June 24, 2021, we entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). We contributed $3,000,000 for our 10% equity interest. The purpose of Cumberland is to develop a waterfront parcel in a mixed-use destination community. We have determined we are not the primary beneficiary of Cumberland and thus will not consolidate the activities in our financial statements. We use the equity method to report the activities as an investment in our financial statements.

During the nine months ended September 30, 2023 and the year ended December 31, 2022, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2022.

Property, plant and equipment – Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Repairs and maintenance are charged to expense when incurred.

On May 10, 2021 we acquired a 50+ acre Lake Travis project site in Lago Vista, Texas (“Lago Vista”) for $3,576,130 which is recorded in assets held for sale on the accompanying balance sheets.

During February 2022 and September 2022, we acquired properties in Oklahoma and Georgia for $893,785 and $296,870, respectively, which is recorded as land on the accompanying balance sheets.

Project Development Costs – Project development costs are stated at cost. At December 31, 2022, our project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development. As of September 30, 2023 and December 31, 2022, $824,231 and $820,696 of project development costs related to Lago Vista are included in assets held for sale.

Assets Held For Sale – During 2022, management has implemented a plan to sell Lago Vista, which meets all of the criteria required to classify it as an Assets Held for Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

JOBS Act

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-1I). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13I5(e), were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information included in “Note 8 - Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in “Risk Factors,” contained in the Form 10. There have been no material changes from the risk factors disclosed in our Form 10, except as follows:

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have never generated any revenue and have incurred significant net losses in each year since inception. For the nine months ended September 30, 2023, we incurred a net loss of $2,615,965 as compared to a net loss of $1,486,922 for the nine months ended September 30, 2022. We expect to incur increasing losses in the future when we commence development of the properties we own. We cannot offer any assurance as to our future financial results. Also, we cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, or at all, if, and when needed. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. To date, a significant portion of our funding has been provided by SG Holdings. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities. Our independent registered public accounting firm has indicated in their audit report that there is substantial doubt about our ability to continue as a going concern

We may not be able to secure sufficient modular units to complete our developments using modules built by SG Echo.

We intend to construct many of our planned developments using modules built by SG Holdings’ subsidiary, SG Echo, and to rely on SG Holdings and SG Echo as the sole source of the modular units used in our projects. Our ability to complete our modular developments will be limited to the available capacity of the SG Echo facility. If we are unable to secure sufficient modular units to complete our developments using modules built by SG Echo, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected and the value of your investment in our company may be materially adversely affected.

If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp, which loan is secured by 19.99% of our outstanding shares, it could disrupt or adversely affect our business and our stock price could decline.

To date, we have received $1,750,000 as a secured loan from BCV S&G DevCorp, a Luxembourg-based specialized investment fund, and have entered into a loan agreement with BCV S&G DevCorp to receive up to $2,000,000 as a secured loan. The loan matures on December 1, 2024 and is secured by 19.99% of our outstanding shares. The loan agreement, as amended, provides that if our shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the pledged shares falls below twice the face value of the loan, the loan will be further secured by our St. Mary’s industrial site. Following the listing, the total market value of the pledged shares has fallen below twice the face value of the loan and we and BCV S&G DevCorp are in discussions regarding alternatives. If we were to default in our obligation to repay the loan when due it could disrupt or adversely affect our business and our stock price could decline if the lender were to seek to sell the pledged shares and/or our interest in St. Mary’s.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values also affect our business operations and our ability to enter into collaborations and joint ventures. To date, inflation has caused increases on some of our estimated costs for development projects. It is difficult to predict the impact on increasing inflation on our operations. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

A number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;

●	the war in the Middle East;

●	supply chain disruptions;

●	a global or regional economic slowdown;

●	changes in government policies and regulations affecting the Company;

●	postponement of spending, in response to tighter credit, financial market volatility and other factors; and

●	rapid material escalation of the cost of regulatory compliance and litigation.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report..

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

10.1	Shared Services Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

10.2	Tax Matters Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

10.3	Note Cancellation Agreement, effective as of July 1, 2023, by and between Safe & Green Holdings Corp. and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.22 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).

10.4	Promissory Note, in the principal amount of $908,322.95, in favor of Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.23 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).

10.5	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.24 to the Amendment No. 7 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-41581)).

10.6	Amendment No. 2 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.26 to the Amendment No. 8 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-41581)).

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFE AND GREEN DEVELOPMENT CORPORATION
(Registrant)

	By:	/s/ David Villarreal
David Villarreal Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Nicolai Brune
Nicolai Brune Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2023