Form 10-K
period 2023-12-31
Safe & Green Development Corp
filed 2024-04-01
CIK 1959023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

904-496-0027

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGD	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of Safe and Green Development Corporation based on the closing price of the shares of common stock on the Nasdaq Capital Market on September 28, 2023 was approximately $5,908,713. The registrant has elected to use September 28, 2023, which was the date of the first day of trading of the registrant’s stock on the Nasdaq Capital Market, as the calculation date because on June 30, 2023 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 29, 2024, the issuer had a total of 14,351,248 shares of common stock outstanding and 83 record holders.

DOCUMENTS INCORPORATED BY REFERENCE

None

SAFE AND GREEN DEVELOPMENT CORPORATION

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved. Investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

As used in this Annual Report, unless the context requires otherwise, references to “SG DevCo”, “the Company”, “we”, “us”, and “our” refer to Safe and Green Development Corporation and its subsidiaries, as the context requires. References to Common Stock refer to the Company’s common stock, par value $0.001 per share.

“SG DevCo” and the SG logo are our trademarks. All other trademarks and service marks appearing in this Annual Report are the property of their respective owners.

Summary of Risk Factors

An investment in our Company is subject to a number of risks, including risks relating to our business, and risks related to our Common Stock. Set forth below is a high-level summary of some, but not all, of these risks. You should review and consider carefully the risks and uncertainties described in more detail in “Part I, Item 1A. Risk Factors” of this Annual Report, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our Common Stock.

Risks Related to Our Business Generally

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.

●	We have no recent history of operating as an independent company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

●	The long-term sustainability of our operations as well as future growth depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

●	We operate in a highly competitive market for investment opportunities, and we may be unable to identify and complete acquisitions of real property assets.

●	Our property portfolio has a high concentration of properties located in certain states.

●	There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

●	Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

●	Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

●	Previously undetected environmentally hazardous conditions may adversely affect our business.

●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us

●	If we were deemed to be an investment company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

●	Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

●	Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

●	We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

●	We may not be able to sell our real property assets when we desire.

●	Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

●	If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp or Peak One Opportunity Fund, L.P (“Peak One”), it could disrupt or adversely affect our business and our stock price could decline.

●	Future outbreaks of any highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

●	We may have indemnification liabilities to SG Holdings under the separation and distribution agreement.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our Common Stock.

●	Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in SG Holdings.

●	SG Holdings beneficially owns approximately 44.3% of our outstanding Common Stock, and it may therefore be able to substantially control our management and affairs.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, more difficult and may prevent attempts by our stockholders to replace or remove our management.

●	Our stockholders’ will have limited ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

PART I

Item 1. Business.

Company Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. Our current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. To date, we have not generated any revenue and our activities have consisted solely of the acquisition of three properties and an investment in two entities that have acquired two properties to be further developed; however we have not yet commenced any development activities. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily housing. We intend to construct many of the planned developments using modules built by SG Echo, LLC (“SG Echo”), a subsidiary of SG Holdings. In addition to these development projects, we intend, subject to our ability to raise sufficient capital, to build additional, strategically placed manufacturing facilities that will be sold or leased to third parties. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers.

We intend to develop the properties that we own from the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt. We have forecasted to invest approximately $500,000 over the course of the next 12 months to start the development of our Magnolia Gardens Project to be built on our McLean mixed-use site in Durant, Oklahoma.

Recent Developments

The Separation and Distribution

In December 2022, SG Holdings, the then owner of 100% of our issued and outstanding securities, announced its plan to separate SG DevCo and SG Holdings into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), SG Holdings, effected a pro rata distribution to SG Holdings’ stockholders of approximately 30% of the outstanding shares of our Common Stock (the “Distribution”). In connection with the Distribution, each SG Holdings’ stockholder received 0.930886 shares of our Common Stock for every five (5) shares of SG Holdings common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, we were no longer a wholly owned subsidiary of SG Holdings and SG Holdings held approximately 70% of our issued and outstanding securities. On September 28, 2023, our Common Stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

In connection with the Separation and Distribution, we entered into a separation and distribution agreement and several other agreements with SG Holdings to provide a framework for our relationship with SG Holdings after the Separation and Distribution. These agreements provide for the allocation between SG Holdings and us of the assets, employees, liabilities and obligations (including, among others, investments, property, employee benefits and tax-related assets and liabilities) of SG Holdings and its subsidiaries attributable to periods prior to, at and after the Separation and govern the relationship between us and SG Holdings subsequent to the completion of the Separation. In addition to the separation and distribution agreement, the other principal agreements entered into with SG Holdings included a tax matters agreement and a shared services agreement.

Contribution Agreement

On November 28, 2023, LV Peninsula Holding LLC (“LV Holding”), a Delaware limited liability company and our wholly owned subsidiary, entered into a Contribution Agreement (the “Contribution Agreement”) with Preserve Acquisitions, LLC, a Delaware limited liability company (“Preserve”), to form either a Delaware or Texas limited liability company or limited partnership (the “Joint Venture”) for the purpose of owning, holding for investment and ultimately selling a residential housing development (the “Project”) to be developed by the parties on approximately 59.3712 acres located in Lago Vista, Texas currently owned by LV Holding (the “Lago Vista Property”) upon the terms and conditions set forth in the Contribution Agreement and in the operating agreement of the Joint Venture to be negotiated between the parties (the “JV Agreement”). The Contribution Agreement provides that the parties will negotiate the JV Agreement within five months of the November 28, 2023 execution date of the Contribution Agreement. The Contribution Agreement further provides that LV Holding will contribute the Lago Vista Property to the Joint Venture as a capital contribution to be valued at $11,500,000 in the JV Agreement.

Preserve will lead the development process and, after the completion of a feasibility period, will be required to submit permits for the first phase of the Project within 11 months from the execution of the Contribution Agreement. In addition, the Contribution Agreement provides that LV Holding must remove, pay and/or satisfy prior to or at Closing (as defined below) any monetary liens (as defined in the Contribution Agreement) on the Lago Vista Property.

The closing for the formation of the Joint Venture (the “Closing”) is to be held on the date which is 30 days after the expiration of the feasibility period subject to fulfillment of the following conditions: (a) an affiliate of Preserve, LV Holding or its affiliate (the “LV Member”) and a third party equity investor, if applicable, have executed and delivered the JV Agreement in form approved by Preserve and LV Holding, which terms must be consistent with waterfall provisions set forth in the Contribution Agreement; (b) the Joint Venture having secured a legally binding and unconditional commitment for construction financing and capital commitments sufficient for the Project from third parties (debt and equity); and (c) the Title Agent being unconditionally committed to issue the Owner’s Title Policy to the Joint Venture.

At Closing, LV Holding must pay a 5% brokerage commission based upon the $11,500,000 property value. Until the Closing or the earlier termination of the Contribution Agreement, LV Holding has agreed to not convey or encumber all or any portion of the Lago Vista Property, or any interest therein, or enter into any agreement granting to any person any right with respect to the Lago Vista Property (or any portion thereof), provided, however, prior to Closing, LV Holding may solicit, discuss, and negotiate purchase offers so long as it notifies all potential buyers that the Lago Vista Property is under contract pursuant to the Contribution Agreement. There can be no assurance the Closing will occur. In addition, if we should receive a favorable purchase offer for the Lago Vista Property, we may choose not to form the Joint Venture.

The Peak One Transactions

Private Placement Offering

On November 30, 2023, we entered into a Securities Purchase Agreement, dated November 30, 2023 (the “Securities Purchase Agreement”) and related registration rights agreement (the “Registration Rights Agreement”) with Peak One, pursuant to which we agreed to issue, in a private placement offering (the “Offering”) upon the satisfaction of certain conditions specified in the Securities Purchase Agreement, two debentures in the aggregate principal amount of $1,200,000, a warrant to purchase up to 350,000 shares of Common Stock (the “Initial Warrant”) and 100,000 shares of Common Stock as commitment shares (“Initial SPA Commitment Shares”). On November 30, 2023, we issued an 8% convertible debenture in the principal amount of $700,000 (the “First Debenture”) in addition to the Initial Warrant to the Initial SPA Commitment Shares. The First Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the closing on November 30, 2023, we paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Securities Purchase Agreement Pursuant to the Registration Rights Agreement we agreed to file a registration statement within 45 days to register the shares of Common Stock issuable under the First Debenture and the Initial Warrant with the Securities and Exchange Commission (the “SEC”) and to use our reasonable best efforts to have the registration statement declared effective by the SEC within ninety (90) calendar days from November 30, 2023. The registration statement was declared effective on December 27, 2023. The Securities Purchase Agreement provided that a closing of the second tranche may occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the Securities Purchase Agreement at any time after January 29, 2024, upon which we would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $500,000 for a purchase price of $450,000, representing an original issue discount of ten percent (10%).

On February 15, 2024, we entered into an amendment (the “Amendment”) to the Securities Purchase Agreement with Peak One.

The Amendment provides that the second tranche be separated into two tranches (the second and third tranche) wherein which we would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000. In addition, the Amendment provides that we will issue (i) 35,000 shares of our Common Stock on the closing of each of the second tranche and the third tranche as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

The closing of the second tranche was consummated on February 16, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Second Debenture”) and a warrant (the “Second Warrant”) to purchase up to 125,000 shares of the Company’s common stock. The Second Debenture was sold to Peak One for a purchase price of $225,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares.

The closing of the third tranche was consummated on March 22, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Third Debenture”) and a warrant (the “Third Warrant”) to purchase up to 125,000 shares of the Company’s Common Stock. In connection with the closing of the third tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the third tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares. The First Debenture, the Second Debenture the Third Debenture are collectively referred to as the “Debentures.” The First Warrant, the Second Warrant and the Third Warrant are collectively referred to as the “Warrants.”

The Debentures mature twelve months from their date of Issuance and bear interest at a rate of 8% per annum payable on the maturity date. The Debentures are convertible, at the option of the holder, at any time, into such number of shares of our common stock equal to the principal amount of the Debentures plus all accrued and unpaid interest at a conversion price equal to $2.14 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Debentures.

The Debentures are redeemable by us at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Debentures are outstanding, if we receive cash proceeds of more than $1,500,000.00 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, we shall, within two (2) business days of our receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require us to immediately apply up to 50% of all proceeds received by us (from any source except with respect to proceeds from the issuance of equity or debt to our officers and directors) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debentures.

The Debentures contain customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the Debentures to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Debentures, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The Debentures prohibits us from entering into a Variable Rate Transaction (as defined in the Debentures) until the Debentures are paid in full.

The Warrants expire five years from their date of issuance. The Warrants are exercisable, at the option of the holder, at any time, for shares of our Common Stock at an exercise price equal to $2.53 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Warrants. The Warrants provide for cashless exercise under certain circumstances.

Also on February 15, 2024, the Company entered into an amendment (the “RRA Amendment”) to the Registration Rights Agreement, dated November 30, 2023, with Peak One where it agreed to file a registration statement within 60 days of the date of the RRA Amendment with the SEC to register the maximum number of Registrable Securities (as defined in the RRA Amendment) permitted to be included therein in accordance with applicable SEC rules.

ELOC

On November 30, 2023, we also entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) and related registration rights agreement (the “EP Registration Rights Agreement”) with Peak One, pursuant to which we have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of our Common Stock in multiple tranches upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement and the EP Registration Rights Agreement. Pursuant to the terms of the Equity Purchase Agreement, we issued to Peak One Investments 100,000 shares of our Common Stock as commitment shares and pursuant to the EP Registration Rights Agreement we agreed to file a registration statement registering the Common Stock issued or issuable under the Equity Purchase Agreement for resale with the SEC.

Strategic Property Monetization Initiative

In January 2024, we announced that we would strategically look to monetize our real estate holdings throughout 2024 by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals.

St. Mary’s Site

On January 31, 2024, we entered into an Agreement of Sale (the “Agreement of Sale”) with Pigmental, LLC, a Delaware limited liability company (“Pigmental Studios”), to sell approximately 27 acres of land zoned for a manufacturing facility in St. Mary’s, Georgia (the “St Mary’s Site”) owned by us to Pigmental Studios for $1.35 million, payable $900,000 in cash and $450,000 by the issuance of a promissory note to us. The promissory note will bear interest at 10% per annum, provide for monthly interest only payments of $3,750 commencing May 1, 2024, mature on April 30, 2025, and be secured by a mortgage on the St Mary’s Site. We expect the transaction will close on or about April 1, 2024. The Agreement of Sale provides that the closing of the sale by us to Pigmental Studios of the St Mary’s Site will occur no later than April 30, 2024, with time being of the essence.

XENE Acquisition

On February 7, 2024, we acquired Majestic World Holdings LLC (“MWH”) a real estate technology firm and owner of the Xene AI Software platform (the “XENE Platform”) pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated as of February 7, 2024, by and among us, the members of MWH listed therein (the “Members”), MWH and Matthew A. Barstow, as Sellers Representative. The XENE Platform, powered by advanced AI technology, has the goal of creating a decentralized real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment. This development is expected to significantly save time and resources for all parties involved. The XENE Platform is designed to streamline property transactions and offer a cost-effective alternative to traditional buyers’ agent models. The platform launched during the first quarter of 2024.

Pursuant to the Purchase Agreement, the aggregate consideration payable by us for the outstanding membership interests (the “Membership Interests’) of MWH consists of 500,000 shares of our restricted stock (the “Stock Consideration”) and $500 thousand in cash (the “Cash Consideration”). The Purchase Agreement and a related side letter agreement (the “Side Letter Agreement”) provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the closing. The Membership Interests will be transferred and assigned to us as follows: (y) sixty-eight and one quarter percent (68.25%) of the Membership Interests were transferred to us at closing, and (z) the remaining 31.75% will be transferred to us in five equal installments of 6.35% each on the first day of each of the five quarterly periods following the closing. The Purchase Agreement contains customary representations, warranties, and covenants of the parties. Additional agreements ancillary to the Purchase Agreement were executed at the closing, including but not limited to a profit sharing agreement, assignments of the Membership Interests and employment agreements. Pursuant to the profit sharing agreement (the “Profit Sharing Agreement”) entered into as of February 7, 2024, we agreed to pay the Members a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by MWH and its subsidiaries.

Credit Agreement

On March 1, 2024, we entered into a credit agreement (the “Credit Agreement”) with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide us with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which we may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date” of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of our restricted common stock to Lender. On March 4, 2024, we drew down $60,000.00 from the Line of Credit.

Housing Industry

The multifamily housing industry is growing. Multi-family dwellings have numerous competitive advantages, including:

●	lower construction costs;

●	on-site amenities including clubhouses, landscaping, maintenance, and lower insurance costs;

●	efficient land use;

●	residential populations large enough to support neighborhood retail and public transportation;

●	the creation of open, public space; and

●	providing residential options for an increasing number of single-person and empty-nester households.

The National Multifamily Housing Council and National Apartment Association shared that the United States would need approximately 4.3 million new apartments by 2035 to meet the rising demand for housing. One contributing factor to this supply/demand imbalance was the 2008 recession, which significantly slowed new building projects. Another more recent and significant factor is the move to remote work as a result of the COVID-19 pandemic. The workforce gained the ability to move to different areas while continuing to access remote employment opportunities. This sparked migration patterns to states that offer a higher quality of life with a lower cost of living. This migration has also led to a large supply of new apartments which is expected to temper rent growth and improve affordability for renters in 2024. According to Freddie Mac, economic conditions appear to be moderating in 2024 and it is expected that the economy will achieve a soft landing. Assuming such soft landing, Freddie Mac projects that the multifamily market will see slow growth while it works to absorb the high level of new supply in 2024.

Joint Venture and Partnership Activities

We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we would own an indirect economic interest of less than 100% of the property owned directly by such joint ventures. Our decision to either develop a property on our own or through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by the seller of land; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projections, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

Current Projects/Development Sites

Lago Vista. On May 10, 2021, we acquired a 50+ acre site in Lago Vista, Texas for $3,500,000, paid in cash, pursuant to an Unimproved Property Contract, dated February 25, 2021, with Northport Harbor LLC. The acquired parcel sits on Lake Travis on the Colorado River in central Texas. We acquired the property and were able to successfully get a PDD approved for 174 condominium units with an allowance for 30% short-term rental. As a result of obtaining the site approval and market conditions, the property’s value increased significantly from the time of purchase.

On July 14, 2021, we issued a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Short Term Note”), secured by a Deed of Trust, dated July 14, 2021, on the Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of $1,945,233 after fees. The Short-Term Note had a term of one (1) year, provided for payments of interest only at a rate of twelve percent (12%) per annum and could be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note was prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty would be due. This Short-Term Note was initially extended until January 14, 2023 and was further extended until February 1, 2024. In addition, on September 8, 2022, we issued a Second Lien Note in the principal amount of $500,000 (the “Second Short-Term Note”) also secured by a Deed of Trust on the Lake Travis project site in Lago Vista, Texas. The Second Short-Term Note provided for payments of interest only at a rate of twelve percent (12%) per annum and originally matured on January 14, 2023, which maturity date was extended until February 1, 2024.

On March 31, 2023, LV Holding, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on our Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on our project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on our site in Durant, Oklahoma.

The proceeds of the LV Note were used to pay off the Short-Term Note and the Second Short-Term Note. The LV Note requires monthly installments of interest only, is due in full on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Holding obligations under the LV Note have been guaranteed by us pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Holding at any time without interest or penalty. The net loan proceeds were approximately $1,337,000, after loan commission fees of $250,000, broker fees of $125,000, the escrow of a 12-month $675,000 interest reserve, other closing fees and the repayment of the Short-Term Note and Second Short-Term Note. LV Holdings expects to execute extension documents in the first week of April to extend the maturity of the LV Note to April 1, 2025.

On November 28, 2023, LV Holding entered into a Contribution Agreement with Preserve Acquisitions, LLC pursuant to which LV Holding will contribute the Lago Vista Property to a Joint Venture as a capital contribution to be valued at $11,500,000. See “– Recent Developments – Contribution Agreement.” There can be no assurance the Closing of the Joint Venture will occur. In addition, if LV Holding should receive a favorable purchase offer for the Lago Vista Property, LV Holding may choose not to form the Joint Venture.

Norman Berry Village. On May 31, 2021, we acquired a 50% membership interest for $600,000 in a limited liability company, Norman Berry II Owners, LLC (“NB Owners”), that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village.” We partnered with CMC Development Group (“CMC”), a New York City-based real estate development firm with national expertise providing design build services. CMC owns the other 50% membership interest in NB Owners. The NB Owners’ operating agreement provides that NB Owners will initially have two managers, one designated by CMC (the “CMC Manager”) and one designated by us. Pursuant to the operating agreement, the CMC Manager will manage the day-to-day business and affairs of NB Owners and all non-routine decisions requires the approval of members owning a majority of the outstanding membership interests. The operating agreement also provides that any fee earned by CMC in connection with the acquisition and development of the Norman Berry Village and related real property will be split 75% to CMC and 25% to us. We have no obligation under the operating agreement to make any additional capital contributions to NB Owners. In addition, neither we nor CMC may voluntarily make any additional capital contributions to NB Owners. In accordance with the operating agreement, we are entitled to a preferred return equal to 10% per annum on our unreturned capital contributions which return will (i) accrue from the date on which our capital contributions were actually contributed to NB Owners until the date such capital contributions are returned to us, and (ii) compound annually. We expect the project to develop 125,000 square feet of space and build approximately 134 multi-family rental apartments in two buildings. We expect the project to commence in the third quarter of 2024, subject to available funding, and to be completed within three years of commencement. The estimated development costs for this project are approximately $35,000,000. NB Owners recently received approval from the city of Eastpoint to purchase the right of way approval to begin developing the Norman Berry Village. On March 11, 2024, NB Owners, pursuant to a loan agreement dated March 11, 2022, issued a promissory note in the amount of $200,000. The note has a maturity date of March 11, 2025 and provides for interest only payments at a rate of 12%. To secure the full payment of the note, the note is secured by a security deed in the Norman Berry property. The proceeds of the note will be used to purchase the right of way on the property and an 18,000 square foot adjacent parcel.

Cumberland Inlet. On June 24, 2021, we, as a member, entered into an Operating Agreement, with Jacoby Development, Inc., a Georgia corporation (“JDI”), as manager, dated June 24, 2021 (the “Operating Agreement”), for JDI-Cumberland Inlet, LLC, a Georgia limited liability company (“JDI-Cumberland”), pursuant to which we acquired a 10% non-dilutable equity interest (“LLC Interest”) in JDI-Cumberland for $3,000,000. JDI-Cumberland has purchased a 1,298 acre waterfront parcel in downtown historic St. Mary’s, Georgia and expects to develop approximately 352 acres thereof (the “Cumberland Inlet Project”). We, in conjunction with JDI, expect to develop a mixed-use destination community. The location will serve as home to 3,500 units made up of single family, multi-family, vacation and hospitality use, as well as a full-service marina, village, and upscale Eco-Tourism park inclusive of camping, yurts, cabins and cottages. JDI-Cumberland recently received all approvals to build out the marina portion of the project.

We have no obligation under the Operating Agreement to make any additional capital contributions to JDI-Cumberland. The Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from us on or before June 24, 2023 for $3,000,000, plus an amount equal to an annual internal rate of return (IRR) on such funds of forty (40%) percent (i.e., $1,200,000 annualized). After June 24, 2023, the Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from us for $3,000,000 million, plus an amount equal to an IRR of thirty-two and one-half (32.5%) percent (i.e., $975,000 annualized). The Operating Agreement also provides that if JDI receives a good faith, bona fide written offer from an unaffiliated third party to purchase all or any portion of the Cumberland Inlet Project, JDI shall first offer the Cumberland Inlet Project to us at the same price and upon substantially the same terms as are contained in the offer. The Operating Agreement contains certain protective provisions that prevent JDI, as manager, from determining to, or taking, certain significant actions without our consent. SG Echo, a subsidiary of SG Holdings, entered into a Fabrication and Building Services Agreement (“Building Services Agreement”) with JDI-Cumberland to design, fabricate and install various improvements for the Cumberland Inlet Project using modular structures, pursuant to budgets prepared by SG Echo submitted for approval to JDI-Cumberland, including a marina, town center, apartments and single family units, townhomes, commercial, retail and lodging buildings/structures, eco-tourism park, camping yurts, cabins and cottages. The Building Services Agreement has an initial term of three years, with two-year automatic renewal provisions. During the term of the Building Services Agreement, SG Echo will have a right of first refusal with respect to each phase of the construction of the project buildings. If SG Echo’s quote for a given phase is no more than five percent more than the average of all bona fide, arm’s length bids that JDI-Cumberland obtains from reputable, unaffiliated builders, the phase will be awarded to SG Echo. In the event that SG Echo’s quote for a given phase is more than five percent more than the average of all bona fide arm’s length bids JDI-Cumberland obtains from reputable, unaffiliated builders, SG Echo will have the right to match such best bona fide, arm’s length offer and secure the work.

We anticipate that the first phase of development activities at this site will be the construction of 165 multifamily units over the course of 12-18 months, which activities are anticipated to commence during the third quarter of 2024, with an estimated cost of $38,000,000. Current plans are to sell this development three (3) years after development.

St Mary’s Site. On August 18, 2022, we purchased, for $296,870 approximately 27 acres of land adjacent to our Cumberland Inlet Project from the Camden County Joint Development Authority (JDA). We had planned to build a 120,000 square foot state of the art manufacturing facility on this site. In connection with the purchase of the St. Mary’s Site, we entered into a promissory note in the amount of $148,300. This note had a maturity date of September 1, 2023, subject to our right to extend for 6 months upon payments of a fee equal to 1% of the principal balance of the note and provides for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one year period. This note could be prepaid without penalty, provided, however, if the lender has not received six months of interest, we must pay the lender an amount equivalent to the months of interest necessary to complete six months of interest. In addition, at the time of payment in full of the note, we must pay the lender an amount equivalent to half of one percent (0.50%) of the original loan amount. To secure payment in full of the note, the note is secured by a security deed in the property with power of the lender to sell the property. On March 7, 2024, we entered into a modification agreement to the promissory note to increase the loan amount to $200,000.

On January 31, 2024, we entered into an Agreement of Sale with Pigmental Studios to sell the St. Mary’s Site. See “– Recent Developments – St. Mary’s Site.”

McLean Mixed Use Site. On November 10, 2021, we entered into a Purchase Agreement (“Purchase Agreement) with the Durant Industrial Authority to acquire 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $868,000. We anticipate building approximately 800 residential units and up to 1.1 million square feet of industrial manufacturing space on the mixed-use property. The closing on the 114 mixed-use acres occurred in the first quarter of 2022. We plan to build and SG Echo will occupy a 120,000 square foot state of the art manufacturing facility. The property is zoned for an additional 1.0 million square feet of industrial space. We are currently marketing the additional space to potential tenants. It is anticipated that SG Echo will provide modular construction services to us in connection with the residential project described above pursuant to the Master Purchase Agreement dated December 17, 2023 between us and SG Echo. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We anticipate that the first phase of development activities at this site will be the construction of 30 single family units over the course of 12 months, which activities are anticipated to commence during the second quarter of 2024, with an estimated cost of $8,500,000. Current plans are to sell this development two (2) years after development.

Modular Construction

The sites we develop will primarily utilize modular construction. We believe that modular construction provides the following benefits:

STRONG		FAST		GREEN
●	Factory produced modules provide greater quality of construction	●	Modules can be produced in parallel to the local site and civil work to enhance the date of completion	●	Modular construction allows for energy savings and more efficient waste management than traditional construction
●	Modules are inspected by a third party engineering firm to meet or exceed all applicable building codes	●	Projects can save up to 50% on speed to market in comparison to traditional construction	●	Less site disturbance and impact on local traffic
●	Less weather related damage to construction materials

In cases where modular construction is not advantageous, we will utilize other construction methods. In the case of building manufacturing facilities, for example, we expect to work with a team of third-party architects, engineers and construction management firms with deep experience in developing industrial sites to build out such facilities.

Conflicts of Interest

We expect that numerous conflicts of interest will exist after the Separation and Distribution based upon the numerous arrangements and/or agreements between the parties. For example, JDI-Cumberland Inlet, LLC, a company in which we hold a 10% non-dilutable interest, is obligated to hire SG Echo with respect to each phase of the construction of the project buildings for our project in downtown St. Mary’s, Georgia so long as SG Echo is offering its services at a price that is within five percent of all arms-length bona fide bids. As a result, JDI-Cumberland could end up paying to SG Echo five percent more than it would have paid for these construction services if it hired an independent contractor.

Pursuant to the shared services agreement we entered into with SG Holdings, SG Holdings provides to us certain services or functions that the companies historically have shared. Shared services include various information technology, finance, human resources, compliance, legal, and other support services. In consideration for such services, we pay fees to SG Holdings for the services provided, and those fees are generally in amounts intended to allow SG Holdings to recover all of its direct and indirect costs incurred in providing those services. The personnel performing services under the shared services agreement are employees and/or independent contractors of SG Holdings and are not under our direction or control. As such, conflicts of interest may arise in connection with the performance of the services by SG Holdings personnel and the allocation of priority to the services requested by us. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Competition

We face competition in the real estate development and housing industries. Real estate developers compete for, among other things, residents, desirable land parcels, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive land parcels or make such acquisitions more expensive, hinder our market share expansion, or lead to pricing pressures that may adversely impact our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We believe we can distinguish ourselves from our competitors on the basis of our quality and construction time savings when utilizing modular construction technology.

In addition, we will compete with public and private funds, commercial and investment banks, commercial financing companies and public and private REITs to make some of the investments that we plan to make. Many of such competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. In addition, some of such competitors may have higher risk tolerances or different risk assessments, allowing them to pay higher consideration, consider a wider variety of investments and establish more effective relationships than us.

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality, and protection of endangered species and their habitats. Such regulation may delay development of our properties and may result in higher development and administrative costs. See “Part III, Item 1A. “Risk Factors” for further discussion.

We have made, and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities. Emphasis on environmental matters will result in additional costs in the future. Further, regulatory and societal responses intended to reduce potential climate change impacts may increase our costs to develop, operate and maintain our properties. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

Sustainability

We are committed to protecting the environment and developing sustainable properties. We emphasize sustainable design, construction and operations as essential goals in developing and operating our properties. Our projects begin with a careful site assessment, taking into account unique and environmentally sensitive site features, including vegetation, slopes, soil profiles and water resources. Our sites are then engineered to protect our environment and promote their natural attributes. The building products we plan to utilize in many of our sites are developed with SG Holdings’ proprietary technology and are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the SG Holdings’ building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials.

Human Capital

As of the date hereof, we have two employees, a Chief Executive Officer and a Chief Financial Officer, both of whom work full-time for us.

We have entered into a shared services agreement with SG Holdings, under which SG Holdings provides and/or makes available to us various information technology, finance, human resources, compliance, legal, and other support services to be provided by, or on behalf of, SG Holdings, together with such other services as may be mutually and reasonably agreed.

In consideration for such services, we pay fees to SG Holdings for the services provided, and those fees will generally be in amounts intended to allow SG Holdings to recover all of its direct and indirect costs incurred in providing those services. The personnel performing services under the shared services agreement are employees and/or independent contractors of SG Holdings and will not be under our direction or control. As such, conflicts of interest may arise in connection with to the performance of the services by SG Holdings personnel and the allocation of priority to the services requested by us. See “- Conflicts of Interest” below. We will also reimburse SG Holdings for direct out-of-pocket costs incurred by SG Holdings for third party services provided to us.

We anticipate that it will take us approximately 6 months to develop our own independent workforce separate from that of SG Holdings.

Corporate Information

We were incorporated in Delaware on February 27, 2021. Our principal executive office is located at 990 Biscayne Blvd., #501, Office 12, Miami, Florida 33132, and our phone number is (904) 496-0027. We maintain a website at www.sgdevco.com. The reference to our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not part of this Annual Report.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined under the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.235 billion or more in annual gross revenues; (ii) the end of fiscal year 2028; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which generally means that we have been public for at least 12 months, have filed at least one annual report, and the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter.

We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests.

We also qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, and to the extent we continue to qualify as a “smaller reporting company,” after we cease to qualify as an “emerging growth company,” certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the ability to provide only two years of audited financial statements, instead of three years.

Available Information

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC are also available free of charge through the investor relations section of our website at www.sgdevco.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. From time to time, we also use multiple social media channels to communicate with the public about SG DevCo. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage you to review the information we post on the social media channels listed on our investor relations website, if any.

Information contained on or accessible through the websites and social media channels referred to above is not incorporated by reference in, or otherwise a part of, this Annual Report, and any references to these websites and social media channels are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report, including the section titled “Forward-Looking Statements,” and “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our Common Stock could decline and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business Generally

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We were incorporated in February 2021. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses. The results of our operations and the execution on our business plan depends on the availability of additional land parcels, the performance of our currently held properties, competition, the ability to obtain building permits, the availability of adequate equity and debt financing, and conditions in the financial markets and economic conditions.

You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We have no recent history of operating as an independent company, and our pre-Separation historical information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The pre-Separation historical information about us in this Annual Report refers to our business as operated by and integrated with SG Holdings. Our pre-Separation historical financial information included in this Annual Report is derived from SG Holdings’ accounting records and is presented on a standalone basis as if our business that was spun off has been conducted independently from SG Holdings. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

●	Generally, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, have historically been satisfied as part of the corporate-wide cash management policies of SG Holdings. As an independent company, we need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

●	Prior to the Distribution, our business had been operated by SG Holdings as part of its broader corporate organization, rather than as an independent company. SG Holdings or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, and finance. Our pre-Separation historical financial results reflect allocations of corporate expenses from SG Holdings for such functions, which may be less than the expenses we would have incurred had we operated as a separate, publicly traded company.

●	We may incur increased costs as a result of the loss of synergies previously enjoyed by operating as part of SG Holdings.

●	The cost of capital for our business may be higher than SG Holdings’ cost of capital prior to the Distribution.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from SG Holdings.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have never generated any revenue and have incurred significant net losses in each year since inception. For the year ended December 31, 2023 we incurred a net loss of $4,200,541 as compared to a net loss of $2,444,259 for year ended December 31, 2022. We expect to incur increasing losses in the future when we commence development of the properties we own. We cannot offer any assurance as to our future financial results. Also, we cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, or at all, if, and when needed. In addition, we can provide no assurance that we will be able to collect amounts owed to us from SG Holdings and have taken a reserve against the $1,720,844 owed to us by SG Holdings, which is included in additional paid-in capital. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. A significant portion of our funding was historically provided by SG Holdings. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to successfully develop any of our properties or that we will have access to additional development opportunities. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development plans.

During the year ended December 31, 2023, our operating activities used net cash of approximately $4.5 million and as of December 31, 2023, our cash was $3,236. We have experienced significant losses since inception and have a significant accumulated deficit as of December 31, 2023 totaling $7.1 million. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from the development of any of the properties we own or have an interest in for several years. The sale of the St. Mary’s site is subject to conditions and there can be no assurance that the sale will be consummated or if consummated that the buyers will fulfill their obligations under the note they are obligated to issue to us upon such sale. We expect our expenses to increase if and when we initiate development of our properties.

We will need to raise additional capital to fund our long term development plans and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity and debt financings. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned development work.

We do not anticipate generating revenue from our development activities for many years.

We have not yet developed any of the properties that we have acquired. We do not expect to derive significant revenue from the sale of the properties we develop for several years.

The long-term sustainability of our operations as well as future growth depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

The long-term sustainability of our operations, as well as future growth, depends in large part on the price at which we are able to obtain suitable land parcels for development or homebuilding operations. Our ability to acquire land parcels for various residential projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of units we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to maintain or increase the number of our active communities, as well as to sustain and grow our revenues and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.

We operate in a highly competitive market for investment opportunities, and we may be unable to identify and complete acquisitions of real property assets.

The housing industry is highly competitive, and we face competition from many sources, including from other housing communities both in the immediate vicinity and the geographic market where our properties are and will be located. Furthermore, housing communities we invest in compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes available to rent or purchase. Increased competition may prevent us from acquiring attractive land parcels or make such acquisitions more expensive, hinder our market share expansion, or lead to pricing pressures that may adversely impact our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate.

We will also compete with public and private funds, commercial and investment banks, commercial financing companies and public and private REITs to make certain of the investments that we plan to make. Many of such competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to pay higher consideration, consider a wider variety of investments and establish more effective relationships than us.

These competitive conditions could adversely affect our ability to make investments. Moreover, our ability to close transactions will be subject to our ability to access financing within stipulated contractual time frames, and there is no assurance that we will have access to such financing on terms that are favorable to us, if at all.

Our property portfolio has a high concentration of properties located in certain states.

To date, our properties are located in Georgia, Texas and Oklahoma. Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding fires, snow or ice storms, windstorms or earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.

There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

The development of the projects in our pipeline is subject to numerous risks, many of which are outside of our control, including:

●	inability to obtain entitlements;

●	inability to obtain financing on acceptable terms;

●	default by any of the contractors we engage to construct our projects;

●	site accidents; and

●	failure to secure tenants or residents in the anticipated time frame, on acceptable terms, or at all.

We can provide no assurances that we will complete any of the projects in our development pipeline on the anticipated schedule or within the budget, or that, once completed, these properties will achieve the results that we expect. If the development of these projects is not completed in accordance with our anticipated timing or cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to repay our debt, including project-related debt.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

We maintain insurance on our properties. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. Further, insurance companies often increase premiums, require higher deductibles, reduce limits, restrict coverage, and refuse to insure certain types of risks, which may result in increased costs or adversely affect our business. We use our discretion when determining amounts, coverage limits and deductibles, for insurance, based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. In addition, we may become liable for injuries and accidents at our properties that are underinsured. A significant uninsured loss or increase in insurance costs could materially and adversely affect our business, liquidity, financial condition and results of operations.

We may not be able to secure sufficient modular units to complete our developments.

We intend to construct many of our planned developments using modules built by SG Holdings’ subsidiary, SG Echo. Our ability to complete our modular developments will be limited to the available capacity of the SG Echo facilities or the facilities of alternative suppliers. If we are unable to secure sufficient modular units to complete our developments using modules built by SG Echo or alternative suppliers, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected and the value of your investment in our company may be materially adversely affected.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We have acquired properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and our contractor’s or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

Our ability to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner will be a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and costs, at least until alternate sources of supply are arranged.

The construction of manufacturing facilities involves significant risks.

We have limited experience constructing manufacturing facilities and doing so is a complex and lengthy undertaking that requires sophisticated, multi-disciplinary planning and precise execution. The construction of manufacturing facilities is subject to a number of risks. In particular, the construction costs may materially exceed budgeted amounts, which could adversely affect our results of operations and financial condition. For example, we may suffer construction delays or cost overruns as a result of a variety of factors, such as labor and material shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could delay or prevent the completion of our planned facilities. While our goal is to negotiate contracts with engineering, procurement and construction firms that minimize risk, any delays or cost overruns we encounter may result in the renegotiation of our construction contracts, which could increase our costs.

In addition, the construction of manufacturing facilities may be subject to the receipt of approvals and permits from various regulatory agencies. Such agencies may not approve the projects in a timely manner or may impose restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. If construction costs are higher than we anticipate, we may be unable to achieve our expected investment return, which could adversely affect our business and results of operations.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our business.

We are subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position and cash flows. Under various federal, state and local environmental laws, a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Accordingly, we may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims.

Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our lessees from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliances may impose material liability under environmental laws.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or acquire new lines of business, including those outside of the real estate development industry. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. In addition, new business ventures may require different strategic management competencies and risk considerations compared to those of our existing management team. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have an adverse effect on our business, results of operations, and financial condition.

The acquisition of Majestic World Holdings (“MWH”) may not experience the anticipated strategic benefits of the acquisition.

The acquisition of MWH is expected to provide certain strategic benefits to both parties that would not be realized if MWH was not acquired by us. Specifically, we believe the MWH should provide certain strategic benefits which would enable us to bring value to our stockholders. However, we do not expect to derive profit from the MWH’s operations for several years. The market price of our common stock however may decline as a result of the acquisition if the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by us or investors, financial analysts, or industry analysts. There can be no assurance that these anticipated benefits of the acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

We may be unable to successfully integrate the MWH businesses with our current management and structure.

Our failure to successfully complete the integration of MWH could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating MWH’s technology and retaining personnel;

●	estimating the capital, personnel and equipment required for MWH based on the historical experience of management with the businesses they are familiar with; and

●	minimizing potential adverse effects on existing business relationships.

Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.

We are subject to a wide range of legislative, regulatory, accounting and tax rules. The costs and efforts of compliance with these laws, or of defending against actions brought to enforce them, could adversely affect us. In addition, if there are changes to the laws, regulations or administrative decisions and actions that affect us, we may have to incur significant expenses in order to comply, or we may have to restrict or change our operations.

We have invested, and expect to continue to invest, in real property assets which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, noise levels, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate and remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, could adversely affect our ability to sell, rent or pledge an affected property as collateral for future borrowings. We intend to take commercially reasonable steps when we can to protect ourselves from the risks of environmental law liability; however, we may not obtain independent third-party environmental assessments for every property we acquire. In addition, any such assessments that we do obtain may not reveal all environmental liabilities, or whether a prior owner of a property created a material environmental condition not known to us. In addition, there are various local, state and federal fire, health, safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages. In all events, the existing condition of land when we buy it, operations in the vicinity of our properties or activities of unrelated third parties could all affect our properties in ways that lead to costs being imposed on us.

Any material expenditures, fines, damages or forced changes to our business or strategy resulting from any of the above could adversely affect our financial condition and results of operations.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) as a result of our ownership of minority interests in limited liability companies, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if: (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act as a result of our ownership of minority interests in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC and our plans to potentially make other minority investments, and we intend to conduct our operations so that we will not be deemed an investment company.

However, if we were to be deemed an investment company, we would be required to register as an investment company under the 1940 Act and incur significant registration and compliance costs. Additionally, the 1940 Act requires that a number of structural safeguards, such as an independent board of directors and a separate investment adviser whose contract must be approved by a majority of the company’s stockholders, be put in place within such companies. The 1940 Act also imposes significant disclosure and reporting requirements beyond those found in the Securities Act and the Exchange Act. Likewise, the 1940 Act contains its own anti-fraud provisions and private remedies, and it strictly limits investments made by one investment company in another to prevent pyramiding of investment companies, leading to consolidated investment companies acting in the interest of other investment companies rather than in the interest of securities holders. The labeling of the Company as an investment company could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and prospects. Compliance with the 1940 Act is prohibitively expensive for small companies, in our estimation, and even if it meant divestiture of assets, we would intend to avoid being classified as an investment company.

Our business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, interest rates, and consumer confidence and spending. Other factors impacting real estate businesses include over-building, changes in traffic patterns, changes in demographic conditions, changes in tenant and buyer preferences and changes in government requirements, including tax law changes. These factors are outside of our control and may have a material adverse effect on our business, profits and the timing and amounts of our cash flows.

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale multifamily units; interest of financial institutions or other businesses in purchases; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts, and fires), other calamities and other environmental conditions can delay the delivery of our units and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the housing industry experiences a significant or sustained downturn, it would materially adversely affect our business and results of operations in future years. The potential difficulties described above can cause demand and prices for our units to fall or cause us to take longer and incur more costs to develop the land and build our units. We may not be able to recover these increased costs by raising prices because of market conditions.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

The housing and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. In addition, valuations of real estate properties do not necessarily represent the price at which a willing buyer would purchase such property; therefore, there can be no assurance that we would realize the values underlying estimated valuations of our properties if we were to sell such properties.

We may be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and our stock price, which could cause you to lose some or all of your investment.

Factors outside of our business and outside of our control may arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of housing, relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our units or buildings. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our units or buildings to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our units to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

We have and may continue to fund development projects through the use of joint ventures. Joint ventures involve risks including, but not limited to, the possibility that the other joint venture partners may possess the ability to take or force action contrary to our interests or withhold consent contrary to our requests, have business goals which are or become inconsistent with ours, or default on their financial obligations to the joint venture, which may require us to fulfill the joint venture’s financial obligations as a legal or practical matter. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal in favor of our partners which would restrict our ability to dispose of our interest in the joint venture. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a joint venture project in our sole discretion is limited to varying degrees depending on the terms of the applicable joint venture agreement.

Risks associated with our land and lot inventories could adversely affect our business or financial results.

Risks inherent in controlling, purchasing, holding, and developing land are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which housing units cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which could negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. The time and investment required for development may adversely impact our business. In the event of significant changes in economic or market conditions, we may have to sell units or buildings at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.

Our quarterly results may fluctuate.

We could experience fluctuations in our quarterly operating results due to a number of factors, including variations in the returns on our current and future investments, the interest rates payable on any outstanding debt, the level of our expenses, the levels and timing of the recognition of our realized and unrealized gains and losses, the seasonal nature of travel if the community is a vacation destination, the degree to which we encounter competition in our markets and other business, market and general economic conditions. Consequently, our results of operations for any current or historical period should not be relied upon as being indicative of performance in any future period.

We may not be able to sell our real property assets when we desire.

Investments in real property are relatively illiquid compared to other investments. Accordingly, we may not be able to sell real property assets when we desire or at prices acceptable to us. This could substantially reduce the funds available for satisfying our obligations, including any debt obligations.

Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

Our access to third-party sources of financing will depend, in part, on:

●	general market conditions;

●	the market’s perception of our growth potential;

●	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

●	our current debt levels;

●	our current and expected future earnings;

●	our cash flow; and

●	the market price per share of our Common Stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods where new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp, which loan is secured by 1,999,999 of SG Holdings’ shares of our Common Stock, it could disrupt or adversely affect our business and our stock price could decline.

To date, we have received $1,750,000 as a secured loan from BCV S&G DevCorp, a Luxembourg-based specialized investment fund, and have entered into a loan agreement with BCV S&G DevCorp to receive up to $2,000,000 as a secured loan. The loan matures on December 1, 2024 and is secured by 1,999,999 of SG Holdings’ shares of our Common Stock. The loan agreement, as amended, provides that if our shares of Common Stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the pledged shares falls below twice the face value of the loan, the loan will be further secured by our St. Mary’s industrial site. Following the listing, the total market value of the pledged shares has fallen below twice the face value of the loan and we and BCV S&G DevCorp are in discussions regarding alternatives, if any. If we were to default in our obligation to repay the loan when due it could disrupt or adversely affect our business and our stock price could decline if the lender were to seek to sell the pledged shares.

The outbreak of any highly infectious or contagious diseases, such as COVID-19, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

Throughout 2021 and to date, the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The outbreak of any highly infectious or contagious diseases could have material and adverse effects on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government actions;

●	difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets

●	difficulty obtaining capital necessary to fund business operations;

●	delays in construction at our properties may adversely impact our ability to commence operations and generate revenues from projects, including:

●	construction moratoriums by local, state or federal government authorities;

●	delays by applicable governmental authorities in providing the necessary authorizations to commence construction;

●	reductions in construction team sizes to effectuate social distancing and other requirements;

●	infection by one or more members of a construction team necessitating a partial or full shutdown of construction; and

●	manufacturing and supply chain disruptions for materials sourced from other geographies which may be experiencing shutdowns and shipping delays.

The extent to which COVID-19 or a future pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

In connection with the Separation we agreed to indemnify SG Holdings for certain liabilities. If we are required to pay under these indemnities to SG Holdings, our financial results could be negatively impacted. In addition, the SG Holdings indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which SG Holdings will be allocated responsibility, and SG Holdings may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation and distribution agreement and certain other agreements between SG Holdings and us, each party agreed to indemnify the other for certain liabilities. Third parties could also seek to hold us responsible for any of the liabilities that SG Holdings has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from SG Holdings for our benefit may not be sufficient to protect us against the full amount of such liabilities, and SG Holdings may not be able to fully satisfy its indemnification obligations.

Moreover, even if we ultimately succeed in recovering from SG Holdings any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

The terms we received in our agreements with SG Holdings and its subsidiaries involve potential conflicts of interest and could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.

The agreements we entered into with SG Holdings in connection with the Separation were prepared in the context of the Separation while we were still a wholly owned subsidiary of SG Holdings. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. For example, the allocation of assets, liabilities, rights, indemnification and other obligations between SG Holdings and us under the separation and distribution agreement may have been different if agreed to by two unaffiliated parties.

Pursuant to the shared services agreement we entered into with SG Holdings, SG Holdings agreed to provide to us certain services or functions that the companies historically have shared. In consideration for such services, we agreed to pay fees to SG Holdings for the services provided. The personnel performing services under the shared services agreement will be employees and/or independent contractors of SG Holdings and will not be under our direction or control. As such, conflicts of interest may arise in connection with the performance of the services by SG Holdings personnel and the allocation of priority to the services requested by us.

In addition, we and related entities have entered into and may continue to enter into transactions with SG Holdings and its subsidiaries. For example, JDI-Cumberland Inlet, LLC, a company in which we hold a 10% non-dilutable interest, is obligated to hire SG Echo with respect to each phase of the construction of the project buildings for the Cumberland Inlet Project so long as SG Echo is offering its services at a price that is within five percent of all arms-length bona fide bids from reputable, unaffiliated builders. As a result, JDI-Cumberland could end up paying to SG Echo five percent more than it would have paid for these construction services if it hired an unaffiliated builder. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business especially the business of MWH, including the Xene Platform. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our Common Stock.

Our shares of Common Stock are currently listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Stock Market LLC may take steps to delist our Common Stock. Any delisting would likely have a negative effect on the price of our Common Stock and would impair stockholders’ ability to sell or purchase their Common Stock when they wish to do so.

Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in SG Holdings or their positions as directors of our Board and the SG Holdings board.

Because of their current or former positions with SG Holdings, some of our directors and executive officers may own shares of SG Holdings common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for SG Holdings or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between SG Holdings and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies. In addition, our Chief Executive Officer also serves on the Board of SG Holdings, our Executive Chairman is the Chairman and Chief Executive Officer of SG Holdings and one of our Board members is a member of the Board of SG Holdings. Accordingly, there may be possible conflicts of interest if we should enter into transactions with SG Holdings as well as with respect to allocation of time.

Approximately 44.3% of our Common Stock is owned by a single stockholder, SG Holdings, and it may therefore be able to substantially control our management and affairs.

SG Holdings currently beneficially owns approximately 44.3% of our outstanding Common Stock based on our outstanding number of shares of Common Stock as of March 29, 2024. Therefore, SG Holdings could influence matters requiring the approval of stockholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company and might ultimately affect the market price of our Common Stock. Furthermore, SG Holdings could agree to sell or otherwise transfer its interest in our Company. The interests of SG Holdings may not always coincide with our interests or the interests of other stockholders.

We incur significant costs as a result of operating as a public company and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the SEC, and the rules and regulations of Nasdaq. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel are devoting and will continue to need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We currently do not intend to pay dividends on our Common Stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

We do not expect to pay cash dividends on our Common Stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant.

We cannot be certain that an active trading market for our Common Stock will develop or be sustained and our stock price may fluctuate significantly.

We cannot guarantee that we can sustain an active trading market for our Common Stock, nor can we predict the prices at which shares of our Common Stock may trade. Until the market has fully evaluated our business as a standalone entity, the prices at which shares of our Common Stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. The market price of our Common Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results;

●	changes in earnings estimated by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of comparable companies;

●	changes to the regulatory and legal environment under which we operate; and

●	domestic and worldwide economic conditions.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. If only a limited number of securities or industry analysts commence coverage of our Company, the trading price for our securities would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our securities could decrease, which might cause our stock price and trading volume to decline.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

As a result of becoming a public company we are subject to SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and diversion of our management’s time in its efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when, and if, required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our financial statements or identify other areas for further attention or improvement. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Common Stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we are taking advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of Common Stock held by non-affiliates did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our shares of Common Stock held by non-affiliates did not equal or exceed $700 million as of the prior December 31.

Because we are subject to the above listed reduced reporting requirements, investors may not be able to compare us to other companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Your percentage ownership in us may be diluted by future issuances.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Pursuant to our 2023 Plan, our management may grant equity awards to our employees, directors and consultants. We may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. Such future equity issuances will have a dilutive effect on the number of SG DevCo shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our Common Stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Common Stock, which could depress the price of our Common Stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Common Stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Common Stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions provide:

●	our Board of Directors is divided into three classes, one class of which is elected each year by our stockholders with the directors in each class to serve for a three-year term;

●	the authorized number of directors can be changed only by resolution of our Board of Directors;

●	directors may be removed by stockholders only for cause;

●	our amended and restated bylaws may be amended or repealed by our Board of Directors or by the affirmative vote of sixty-six and two-thirds percent (66 2/3%) of our stockholders;

●	stockholders may not call special meetings of the stockholders or fill vacancies on the Board of Directors;

●	our Board of Directors will be authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the Board of Directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our Board of Directors does not approve;

●	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of Common Stock outstanding will be able to elect all of our directors; and

●	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, employees, control persons, underwriters, or agents, which may discourage lawsuits against us and our directors, employees, control persons, underwriters, or agents. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Maintenance of IT assets, including daily security patch management. Periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts (Multi-factor authentication enforced). Network integrity is safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, spam gateway filtering, data loss prevention policies, SaaS monitoring, and remote monitoring on all devices. Industry-standard encryption protocols on workstations and email, critical data backups, and infrastructure maintenance. Incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation are maintained and supplied by a third party Security Operations Center (Solutions Granted) that is NIST 800-171 compliant.

In addition, our cybersecurity framework is crafted to anticipate and address threats before they can cause harm. Our Security Operations Center (SOC) is operational 24/7, utilizing threat detection tools that meet SOCII requirements, guaranteeing an immediate response capability. We implement stringent access control policies to ensure that only authorized individuals can interact with sensitive client data. Our Identity and Access Management (IAM) systems conform to ISO/IEC 27001 standards, offering secure authentication processes that encompass multi-factor authentication (MFA) and role-based access controls (RBAC). These safeguards are essential in preserving the integrity and confidentiality of client information. We also employ Randtronics remote encryption technology to provide security for client data, whether it's in use or at rest. We regularly evaluate and refine our encryption protocols to thwart new cryptographic challenges.

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyberrisks.. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. The Audit Committee and management have engaged a third-party firm to oversee the complete audit of our cybersecurity and risk management systems to ensure the integrity of the systems that are in place.

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2. Properties.

Headquarters and Other Office Space

Pursuant to the shared services agreement with SG Holdings, we utilize rented office space in Miami, Florida for our corporate headquarters which is located at 100 Biscayne Blvd, Floor 12, Suite 1201, Miami FL 33132. We believe that our current office space is adequate for our current needs.

Properties To Be Developed

We own three properties and have an investment in two entities that have acquired two properties to be further developed; however we have not yet commenced any development activities.

Current Projects/Development Sites

Lago Vista. On May 10, 2021, we acquired Lago Vista a 50+ acre site in Lago Vista, Texas. The acquired parcel sits on Lake Travis on the Colorado River in central Texas. We acquired the property and were able to successfully get a PDD approved for 174 condominium units, which was further amended to include the option of building rental units on the property. On November 28, 2023, LV Holding entered into a Contribution Agreement with Preserve Acquisitions, LLC pursuant to which LV Holding will contribute the Lago Vista Property to a joint venture as a capital contribution to be valued at $11,500,000. See “Part I, Item 1 Business – Recent Developments – Contribution Agreement.” There can be no assurance the Closing of the Joint Venture will occur. In addition, if we should receive a favorable purchase offer for the Lago Vista Property, we may choose not to form the Joint Venture.

Norman Berry Village. On May 31, 2021, we acquired a 50% membership interest for $600,000 in a limited liability company, Norman Berry II Owners, LLC, that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village.” We expect the project to develop 125,000 square feet of space and build approximately 134 multi-family rental apartments in two buildings.

Cumberland Inlet. On June 24, 2021, we, as a member, entered into an Operating Agreement, with Jacoby Development, Inc. (“JDI”), as manager, for JDI-Cumberland Inlet, LLC (“JDI-Cumberland”), pursuant to which we acquired a 10% non-dilutable equity interest in JDI-Cumberland for $3.0 million. JDI-Cumberland has purchased a 1,298 acre waterfront parcel in downtown historic St. Mary’s, Georgia and expects to develop approximately 352 acres thereof. We, in conjunction with JDI, expect to develop a mixed-use destination community. The location will serve as home to 3,500 units made up of single family, multi-family, vacation and hospitality use, as well as a full-service marina, village, and upscale Eco-Tourism park inclusive of camping, yurts, cabins and cottages.

St Mary’s Industrial Site. On August 18, 2022, we purchased approximately 27 acres of land adjacent to our Cumberland Inlet Project from the Camden County Joint Development Authority (JDA). On January 31, 2024, we entered into an Agreement of Sale with Pigmental, LLC to sell the St. Mary’s Site. See “Part I, Item 1 Business – Recent Developments – St. Mary’s Site.”

McLean Mixed Use Site. During the first quarter of 2022, we acquired 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $868,000. We anticipate building approximately 800 residential units and up to 1.1 million square feet of industrial manufacturing space on the mixed-use property. We plan to build, and SG Echo will occupy, a 120,000 square foot state of the art manufacturing facility. The property is zoned for an additional 1.0 million square feet of industrial space. We are currently marketing the additional space to potential tenants.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters. Any of these claims could subject us to costly litigation. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “SGD.”

Holders

As of the close of business on March 29, 2024, there were approximately 83 holders of record of our Common Stock.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2023 through December 31, 2023 that were not previously disclosed in our filings with the SEC.

Equity Compensation Plan Information

For information regarding our equity compensation plans, see “Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our consolidated financial statements and related notes and schedules included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and operating problems in our operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report. In addition, certain information presented below is based on unaudited financial information.

Overview

We were formed in 2021 by SG Holdings for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. Our current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. To date, we have not generated any revenue and our activities have consisted solely of the acquisition of three properties and an investment in two entities that have acquired two properties to be further developed; however we have not yet commenced any development activities. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily housing. We intend to construct many of the planned developments using modules built by SG Echo, LLC (“SG Echo”), a subsidiary of SG Holdings. In addition to these development projects, we intend, subject to our ability to raise sufficient capital, to build additional, strategically placed manufacturing facilities that will be sold or leased to third parties. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers.

We intend to develop the properties that we own from the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt. We have forecasted to invest approximately $500,000 over the course of the next 12 months to start the development of our Magnolia Gardens Project to be built on our McLean mixed-use site in Durant, Oklahoma.

The Separation and Distribution

In December 2022, SG Holdings, the then owner of 100% of our issued and outstanding securities, announced its plan to separate SG DevCo and SG Holdings into two separate publicly traded companies. To implement the Separation, on September 27, 2023, SG Holdings, effected a pro rata distribution to SG Holdings’ stockholders of approximately 30% of the outstanding shares of our Common Stock. In connection with the Distribution, each SG Holdings’ stockholder received 0.930886 shares of our Common Stock for every five (5) shares of SG Holdings common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, we were no longer a wholly owned subsidiary of SG Holdings and SG Holdings held approximately 70% of our issued and outstanding securities. On September 28, 2023, our Common Stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

In connection with the Separation and Distribution, we entered into a separation and distribution agreement and several other agreements with SG Holdings to provide a framework for our relationship with SG Holdings after the Separation and Distribution. These agreements provide for the allocation between SG Holdings and us of the assets, employees, liabilities and obligations (including, among others, investments, property, employee benefits and tax-related assets and liabilities) of SG Holdings and its subsidiaries attributable to periods prior to, at and after the Separation and govern the relationship between us and SG Holdings subsequent to the completion of the Separation. In addition to the separation and distribution agreement, the other principal agreements entered into with SG Holdings included a tax matters agreement and a shared services agreement.

Recent Developments

Contribution Agreement

On November 28, 2023, LV Holding entered into a Contribution Agreement with Preserve, to form either a Delaware or Texas limited liability company or limited partnership for the purpose of owning, holding for investment and ultimately selling a residential housing development to be developed by the parties on approximately 59.3712 acres located in Lago Vista, Texas currently owned by LV Holding upon the terms and conditions set forth in the Contribution Agreement and in the operating agreement of the Joint Venture to be negotiated between the parties. The Contribution Agreement provides that the parties will negotiate the JV Agreement within five months of the November 28, 2023 execution date of the Contribution Agreement. The Contribution Agreement further provides that LV Holding will contribute the Lago Vista Property to the Joint Venture as a capital contribution to be valued at $11,500,000 in the JV Agreement.

Preserve will lead the development process and, after the completion of a feasibility period, will be required to submit permits for the first phase of the Project within 11 months from the execution of the Contribution Agreement. In addition, the Contribution Agreement provides that LV Holding must remove, pay and/or satisfy prior to or at Closing (as defined below) any monetary liens (as defined in the Contribution Agreement) on the Lago Vista Property.

The closing for the formation of the Joint Venture is to be held on the date which is 30 days after the expiration of the feasibility period subject to fulfillment of the following conditions: (a) an affiliate of Preserve, LV Holding or its affiliate and a third party equity investor, if applicable, have executed and delivered the JV Agreement in form approved by Preserve and LV Holding, which terms must be consistent with waterfall provisions set forth in the Contribution Agreement; (b) the Joint Venture having secured a legally binding and unconditional commitment for construction financing and capital commitments sufficient for the Project from third parties (debt and equity); and (c) the Title Agent being unconditionally committed to issue the Owner’s Title Policy to the Joint Venture.

At Closing, LV Holding must pay a 5% brokerage commission based upon the $11,500,000 property value. Until the Closing or the earlier termination of the Contribution Agreement, LV Holding has agreed to not convey or encumber all or any portion of the Lago Vista Property, or any interest therein, or enter into any agreement granting to any person any right with respect to the Lago Vista Property (or any portion thereof), provided, however, prior to Closing, LV Holding may solicit, discuss, and negotiate purchase offers so long as it notifies all potential buyers that the Lago Vista Property is under contract pursuant to the Contribution Agreement. There can be no assurance the Closing will occur. In addition, if we should receive a favorable purchase offer for the Lago Vista Property, we may choose not to form the Joint Venture.

The Peak One Transactions

For a description of the private placement offering and equity line of credit with Peak One, see “Liquidity and Capital Resources – Financing Activities.”

Strategic Property Monetization Initiative

In January 2024, we announced that we would strategically look to monetize our real estate holdings throughout 2024 by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals.

St. Mary’s Site

On January 31, 2024, we entered into an Agreement of Sale Pigmental Studios to the St Mary’s Site to Pigmental Studios for $1.35 million, payable $900,000 in cash and $450,000 by the issuance of a promissory note to us. The promissory note will bear interest at 10% per annum, provide for monthly interest only payments of $3,750 commencing May 1, 2024, mature on April 30, 2025, and be secured by a mortgage on the St Mary’s Site. We expect the transaction will close on or about April 1, 2024. The Agreement of Sale provides that the closing of the sale by us to Pigmental Studios of the St Mary’s Site will occur no later than April 30, 2024, with time being of the essence.

XENE Acquisition

On February 7, 2024, we acquired MWH a real estate technology firm and owner of the XENE Platform. The XENE Platform, powered by advanced AI technology, has the goal of creating a decentralized real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment. This development is expected to significantly save time and resources for all parties involved. The XENE Platform is designed to streamline property transactions and offer a cost-effective alternative to traditional buyers’ agent models. The platform launched during the first quarter of 2024.

Pursuant to the Purchase Agreement, the aggregate consideration payable by us for the outstanding membership interests of MWH consists of 500,000 shares of our restricted stock and $500,000 and in cash. The Purchase Agreement and a related Side Letter Agreement provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the closing. The MWH membership interests will be transferred and assigned to us as follows: (y) sixty-eight and one quarter percent (68.25%) of the MWH membership interests were transferred to us at closing, and (z) the remaining 31.75% will be transferred to us in five equal installments of 6.35% each on the first day of each of the five quarterly periods following the closing. Additional agreements ancillary to the Purchase Agreement were executed at the closing, including but not limited to a profit sharing agreement, assignments of the membership interests and employment agreements. Pursuant to the Profit Sharing Agreement, we agreed to pay the Members a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by MWH and its subsidiaries.

Credit Agreement

On March 1, 2024, we entered into a Credit Agreement which provided for a $250,000 Line of Credit. For a description of the Credit Agreement, see “Liquidity and Capital Resources – Financing Activities.”

Results of Operations

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Total Payroll and related expenses	$1,125,603	$1,106,997
Total Other operating expenses	1,897,845	1,030,869
Operating loss	$(3,023,448)	(2,137,866)
Interest expense	(1,178,311)	(306,393)
Other Income	1,218	-
Net loss	$(4,200,541)	$(2,444,259)

Results of Operations for the Years Ended December 31, 2023 and 2022

Payroll and Related Expenses

Payroll and related expenses for the year ended December 31, 2023 were $1,125,603 compared to $1,106,997 for the year ended December 31, 2022. This is an increase of $18,606.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for the year ended December 31, 2023 were $1,897,845 compared to $1,030,869 for the year ended December 31, 2022. These expenses were allocated to us by SG Holdings during 2022 and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. During 2023, in connection with our shared services agreement with SG Holdings, SG Holdings allocated $180,000 of expenses to us. This increase of $799,884 in expenses is primarily attributable to an increase in legal fees, professional fees and other fees incurred in connection with operating as a public company.

Interest Expense

Interest expense for the year ended December 31, 2023 was $1,178,311 compared to $306,393 for the year ended December 31, 2022. This increase of $871,918 in interest expense is primarily attributable to an increase in the interest expense on the Lago Vista Note dated March 31, 2023, as well as amortization of debt issuance costs in connection with the Lago Vista Note and the BCV Loan Agreement.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Our operations for the year ended December 31, 2023 and the year ended December 31, 2022 may not be indicative of our future operations.

Liquidity and Capital Resources

We have never generated any revenue and have incurred significant net losses in each year since inception. For the year ended December 31, 2023 we incurred a net loss of $4,200,541 as compared to a net loss of $2,444,259 for year ended December 31, 2022. We expect to incur increasing losses in the future when we commence development of the properties we own. As of December 31, 2023 and December 31, 2022, we had cash of $3,236 and $720, respectively. Prior to us becoming a public company, our operations have primarily been funded through advances from SG Holdings and we had been largely dependent upon SG Holdings for funding. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. We intend to develop the properties that we own from the proceeds of sales of our securities to Peak One and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, we would likely be forced to delay, reduce, or terminate some or all of our operating activities. There is no guarantee we will be successful in raising capital outside of our current sources. In addition, we also have amounts owed to us from SG Holdings for advances we made to them in the amount of $1,720,844, the collectability of which is uncertain. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm includes an explanatory paragraph that our auditors have expressed substantial doubt that we will be able to continue as a going concern.

Financing Activities

SG Holdings. We issued a note to SG Holdings, dated December 19, 2021, in the principal amount of $4,200,000 for loans that SG Holdings made to us that were used to acquire properties. The note was due upon demand and was non-interest bearing. On August 9, 2023, we entered into a Note Cancellation Agreement with SG Holdings, effective as of July 1, 2023, pursuant to which SG Holdings cancelled and forgave the remaining $4,000,000 balance then due on that certain promissory note, dated December 19, 2021, made by us in favor of SG Holdings in the original principal amount of $4,200,000. In addition, as of December 31, 2023, $1,720,844 is due from SG Holdings for advances made by us. As of December 31, 2023, the Company does not believe there is certainty in the collectability of the advances we have made to SG Holdings and therefore has recorded a reserve against the $1,720,844, which is included in additional paid-in capital.

BCV Loan Agreement. On June 23, 2023, we entered into the BCV Loan Agreement with BCV S&G DevCorp, a Luxembourg-based specialized investment fund DevCorp to receive up to $2,000,000 as a secured loan. To date, we have received $1,750,000 as a secured loan from BCV S&G DevCorp. The loan matures on December 1, 2024 and is secured by 1,999,999 of SG Holdings’ shares of our Common Stock, which were pledged pursuant to an escrow agreement with our transfer agent. The BCV Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum. The loan may be repaid by us at any anytime following the twelve-month anniversary of its issue date. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. The BCV Loan Agreement, as amended, further provides that if our shares of Common Stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares shall fall below twice the face value of the loan, the loan will be further secured by our St. Mary’s Site. Following the listing, the total market value of the pledged shares has fallen below twice the face value of the loan and we and BCV S&G DevCorp are in discussions regarding alternatives, if any.

Lago Vista Financing. On July 14, 2021, we issued a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Short Term Note”), secured by a Deed of Trust, dated July 14, 2021, on the Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of $1,945,234 after fees. This Short-Term Note was initially extended until January 14, 2023 and was further extended until February 1, 2024. In addition, on September 8, 2022, we issued a Second Lien Note in the principal amount of $500,000 (the “Second Short-Term Note”) also secured by a Deed of Trust on the Lake Travis project site in Lago Vista, Texas. The Second Short-Term Note originally matured on January 14, 2023, which maturity date was extended until February 1, 2024.

On March 31, 2023, LV Holding, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on our Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on our project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on our site in Durant, Oklahoma. The LV Note requires monthly installments of interest only, is due on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Holding obligations under the LV Note have been guaranteed by us pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Holding at any time without interest or penalty. The net loan proceeds were approximately $1,337,000, after loan commission fees of $250,000, broker fees of $125,000, the escrow of a 12-month $675,000 interest reserve, other closing fees and the repayment of the Short-Term Note and Second Short-Term Note. LV Holding is currently in discussions with the lender to extend the maturity of the LV Note to April 1, 2025.

St. Mary’s Financing. In connection with the purchase of the St. Mary’s Site, we entered into a promissory note in the amount of $148,300. The secured note on the St. Mary’s Site had a maturity date of September 1, 2023, subject to our right to extend for 6 months upon payment of a fee equal to 1% of the principal balance of the note and provides for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one-year period. This note could be prepaid without penalty. In addition, at the time of payment in full of the note, we must pay the lender an amount equivalent to half of one percent (0.50%) of the original loan amount. To secure payment in full of the note, the note is secured by a security deed in the property with power of the lender to sell the property. On March 7, 2024, the Company entered into a modification agreement to the promissory note to increase the loan amount to $200,000.

Peak One Private Placement. On November 30, 2023, we entered into a Securities Purchase Agreement with Peak One pursuant to which we issued, in a private placement offering an 8% convertible debenture in principal amount of $700,000 and a warrant to purchase up to 350,000 shares of our Common Stock. The First Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the offering, we paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Securities Purchase Agreement and issued an aggregate total of 100,000 shares of our restricted Common Stock as commitment shares. The Securities Purchase Agreement provided that a closing of a second tranche may occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the Securities Purchase Agreement at any time after January 29, 2024, upon which we would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $500,000 for a purchase price of $450,000, representing an original issue discount of ten percent (10%).

On February 15, 2024, we entered into an amendment to the Securities Purchase Agreement with Peak One. The Amendment provides that the second tranche be separated into two tranches (the second and third tranche) wherein which we would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000, representing an original issue discount of ten percent (10%). In addition, the Amendment provides that we will issue (i) 35,000 shares of our Common Stock on the closing of each of the second tranche and the third tranche as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

The closing of the second tranche was consummated on February 16, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 and a warrant to purchase up to 125,000 shares of the Company’s Common Stock. In connection with the closing of the second tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares.

The closing of the third tranche was consummated on March 20, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 and a warrant to purchase up to 125,000 shares of the Company’s Common Stock. In connection with the closing of the third tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the third tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares.

The Debentures mature twelve months from their date of issuance and bear interest at a rate of 8% per annum payable on the maturity date. The Debentures are convertible, at the option of the holder, at any time, into such number of shares of our Common Stock equal to the principal amount of the Debentures plus all accrued and unpaid interest at a conversion price equal to $2.14, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Debentures.

The Debentures are redeemable by us at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Debentures are outstanding, if we receive cash proceeds of more than $1,500,000.00 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, we shall, within two (2) business days of our receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require us to immediately apply up to 50% of all proceeds received by us (from any source except with respect to proceeds from the issuance of equity or debt to our officers and directors) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debentures.

The Debentures contain customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the Debentures to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Debentures, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The Debentures prohibits us from entering into a Variable Rate Transaction (as defined in the Debentures) until the Debentures are paid in full.

The Warrants expire five years from their date of issuance. The Warrants are exercisable, at the option of the holder, at any time, for shares of our Common Stock at an exercise price equal to $2.53, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Warrants. The Warrants provide for cashless exercise under certain circumstances.

ELOC. On November 30, 2023, we also entered into an Equity Purchase Agreement with Peak One, pursuant to which we have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 in shares of our Common Stock in multiple tranches. Pursuant to the terms of the Equity Purchase Agreement, we issued 100,000 shares of our Common Stock as commitment shares.

Credit Agreement. On March 1, 2024, we entered into a Credit Agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide us with a Line of Credit up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date” of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a Fixed Rate per annum equal to 12.0%. On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of the Company’s restricted common stock to Lender. On March 4, 2024, we drew down $60,000.00 from the Line of Credit.

Cash Flow Summary

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net cash provided by (used in):
Operating activities	$(4,570,603)	$(2,316,170)
Investing activities	(59,609)	(1,397,022)
Financing activities	4,632,728	3,713,912
Net increase in cash and cash equivalents	$2,516	$720

Operating activities used net cash of $4,570,603 during the year ended December 31, 2023, and used net cash of $2,316,170 during the year ended December 31, 2022. Cash used in operating activities increased by $2,254,433 due to an increase of net loss of $1,756,282, increase of $181,909 in prepaid asset, $22,210 increase in intangible asset and an increase of $1,660,844 received from due to affiliates, offset by $236 depreciation, increase of $489,252 in amortization of debt issuance cost, $684,438 worth of common stock for services, $220,927 increase in accounts payable and accrued expenses, and a $60,000 due to affiliates resulting from our shared services agreement.

Investing activities used net cash of $59,609 during the year ended December 31, 2023 and $1,397,022 net cash during the year ended December 31, 2022 resulting in a decrease in cash used of $1,337,413. This change results from $3,535 of assets held for sale, $3,805 of computers and software purchases $42,662 additional advances of equity-based investments for the year ended December 31, 2023 that we did not have for the year ended December 31, 2022, offset by a decrease of $1,190,655 in land purchases, and a decrease of $196,760 in project development costs during 2023.

Cash provided from financing activities was $4,632,729 during the year ended December 31, 2023 due to $7,450,000 proceeds from the Lago Vista Note and the BCV Loan Agreement, $959,384 contributions from SG Holdings, offset by $1,276,656 of debt issuance costs paid, and the $2,500,000 repayment of the Lago Vista Short-Term Note and the Second Short-Term Note. Cash provided from financing activities was $3,713,912 during the year ended December 31, 2022 due to $3,065,612 contributions we received from SG Holdings and $648,300 proceeds from the Lago Vista and St. Mary’s short-term notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no material off-balance sheet arrangements to which we are a party.

Critical Accounting Estimates

Our financial statements have been prepared using GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that we believe to be relevant at the time the financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

During the years ended December 31, 2023 and 2022, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2023.

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

Project Development Costs – Project development costs are stated at cost. At December 31, 2022, our project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development. As of December 31, 2023 and December 31, 2022, $824,231 and $820,696 of project development costs related to Lago Vista are included in assets held for sale.

Assets Held For Sale – During 2022, management implemented a plan to sell Lago Vista, which met all of the criteria required to classify it as an Assets Held for Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning on page F-1 of this of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because Safe and Green Development Corporation is not an accelerated filer or a large accelerated filer, and it is not subject to the attestation requirement.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Arrangements

During the fourth quarter of 2023, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Registration S-K).

Peak Transactions

As previously disclosed, pursuant to the Securities Purchase Agreement, dated November 30, 2023, as amended on February 15, 2024 with Peak One we issued, in the aggregate, the following securities in three tranches: (i) three debentures to Peak One in the aggregate principal amount of $1,200,000, (ii) three warrants to purchase an aggregate of 600,000 shares of our Common Stock and (iii) 170,000 shares of our Common Stock as commitment shares.

Each Debenture is (or was) convertible, at the option of the holder, at any time, into such number of shares of our Common Stock equal to the principal amount of the applicable Debenture plus all accrued and unpaid interest at a conversion price equal to $2.14, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39.

To date, we have issued 998,905 shares of our Common Stock pursuant to the First Debenture which was converted in full other than accrued interest. Assuming we converted the remaining accrued interest on the First Debenture and each of the Second Debenture and the Third Debenture in full into Common Stock at the floor price at their respective maturity dates and assuming that interest had accrued on each of such Debentures since their respective dates of issuance, approximately 1,342,764 shares of our Common Stock would be issuable upon conversion.

The shares of the Company’s Common Stock issued, and the shares to be issued, pursuant to the Securities Purchase Agreement, as amended, the Debentures and the Warrants were, and will be, sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth information as of December 31, 2023 regarding the individuals who currently serve as executive officers of SG DevCo.

Name	Age	Position
David Villarreal	72	President and Chief Executive Officer
Nicolai Brune	26	Chief Financial Officer

Set forth below is biographical information about our executive officers identified above.

David Villarreal has served as the President and Chief Executive Officer of SG DevCo since February 3, 2023. Mr. Villarreal was appointed as a director of SG DevCo effective April 11, 2023 and has served as a director of SG Holdings since May 28, 2021. Mr. Villarreal’s career spans over 40 years in various management, business and leadership capacities, beginning in 1977 when he served as Deputy Mayor and Senior Deputy Economic Development Advisor, under Mayor Tom Bradley in the City of Los Angeles. From August 2014 until March 2023, Mr. Villarreal served as the Chief Administrative Officer of affinity Partnerships, LLC, a Costco national mortgage services platform provider, with annual closed loan production of $8+ billion through a network of ten national mortgage lenders. From March 2011 to August 2014, he served as the President -Corporate Business Development, of Prime Source Mortgage, Inc. From September 2008 to September 2012, he served as a Consultant to the International Brotherhood of Teamsters.

Nicolai Brune has served as the Chief Financial Officer of SG DevCo since February 14, 2023. From March 2022 to February 2023, Mr. Brune served as Director of Acquisition for SG Holdings responsible for financial evaluation and modeling of all potential acquisitions, investments and divestitures. Prior to joining SG Holdings, Mr. Brune served as a Treasury Analyst at GL Homes, a large private real estate developer/home builder in the state of Florida, from June 2020 to March 2022. At GL Homes, Mr. Brune was tasked with reviewing financial transactions, examining cash flows and maintaining and preparing monthly performance reports. From June 2017 until June 2020, Mr. Brune worked at Generation Nine, a company that he founded in the clothing industry.

Directors

Subject to the rights of holders of any series of our preferred stock with respect to the election of directors, our amended and restated certificate of incorporation provides for our Board of Directors to be divided into three classes. The directors designated as Class I directors have terms expiring at the 2024 annual meeting of stockholders, and each director nominee elected to succeed any such Class I director as a Class I director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The directors designated as Class II directors have terms expiring at the 2025 annual meeting of stockholders, and each director nominee elected to succeed any such Class II director as a Class II director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The directors designated as Class III directors have terms expiring at the 2026 annual meeting of stockholders, and each director nominee elected to succeed any such Class III director as a Class III director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal.

The following table sets forth information as of March 29, 2024 regarding the individuals who currently serve on SG DevCo’s Board of Directors and who will continue to serve on our Board of Directors until their respective successors are duly elected and qualified, together with the class designation of each such director.

Name	Age	Class
Yaniv Blumenfeld	51	Class III
Paul Galvin	61	Class I
Peter G. DeMaria	61	Class III
John Scott Magrane, Jr.	77	Class II
Christopher Melton	52	Class III
Alyssa L. Richardson	34	Class III
Jeffrey Tweedy	61	Class I
David Villarreal	72	Class II

Set forth below is biographical information about our directors identified above, as well as a description of the specific skills and qualifications such directors provide to our Board of Directors.

Yaniv Blumenfeld was appointed as a director of SG DevCo effective April 28, 2023 and has served as a director of SG Holdings from April 2018 through April 2023. He founded Glacier Global Partners LLC in 2009 and is responsible for its strategic direction and oversees its investments and day-to-day management, including origination, underwriting, closing, investor relations and asset management functions. Mr. Blumenfeld has over 20 years of real estate experience, 13 years of which have been with leading Wall Street firms, where he was responsible for structuring, underwriting, pricing, securitizing and syndicating over $16 billion of commercial real estate loans and equity transactions. Prior to founding Glacier Global Partners LLC, Mr. Blumenfeld was a Managing Director at The Bear Stearns Companies, Inc. and JPMorgan Chase & Co., and, in such role, was responsible for structuring and closing over $2 billion in real estate debt and equity transactions for institutional clientele. Prior to that, Mr. Blumenfeld was a Managing Director and Head of the CMBS Capital Markets Group for the U.S. at EuroHypo AG, then world’s largest real estate investment bank. In that capacity, Mr. Blumenfeld expanded the large loan CMBS group and oversaw the structuring, pricing, securitization and syndication functions and served on the bank’s investment committee in charge of approving all transactions. He designed and implemented risk-control measures, standardized underwriting and pricing models and structured over $4 billion of real estate loans. Other positions previously held by Mr. Blumenfeld include Senior Vice President at Lehman Brothers, PaineWebber/UBS and Daiwa Securities. Prior to joining the banking industry, Mr. Blumenfeld worked as a real estate consultant at Ernst & Young real estate consulting group, advising real estate owners and operators, and various investment banks. Mr. Blumenfeld received a Bachelor of Science in real estate finance from Cornell University School of Hotel Administration. He is a member of the CRE Finance Council, was a guest lecturer at Columbia University, and was a recipient of the Young Jewish Professional NYC Real Estate Entrepreneur & Achievement Award in 2013. He is also involved with various philanthropic organizations, including The American Israel Public Affairs Committee, White Plains Hospital, American Friends of Rabin Medical Center and is on the board of directors of Arts Westchester and the White Plains Business Improvement District.

We selected Mr. Blumenfeld to serve on our Board of Directors because he brings extensive knowledge of the real estate finance industry. Mr. Blumenfeld’s pertinent experience, qualifications, attributes and skills include expertise in real estate finance, risk-control, developments, investment banking and capital raising.

Paul M. Galvin was appointed as a director of SG DevCo upon its incorporation in February 2021. Mr. Galvin is a founder of SG Blocks, LLC, the predecessor entity of SG Holdings. He has served as the Chief Executive Officer of SG Holdings since April 2009 and as a director of SG Holdings since January 2007. Mr. Galvin has been a managing member of TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company, since October 2007. Mr. Galvin brings over 30 years of experience developing and managing real estate, including residential condominiums, luxury sales and market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, where he served for over a decade in a leadership position. During that period, Mr. Galvin designed, developed and managed emergency food and shelter programs through New York City’s Human Resources Administration and other federal and state entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of a subsidiary of Yucaipa Investments, where he worked with religious institutions that needed to monetize underperforming assets. While there, he designed and managed systems that produced highest and best use analyses for hundreds of religious assets and used them to acquire and re-develop properties across the U.S. Mr. Galvin holds a Bachelor of Science in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University. He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare. Mr. Galvin previously served for 10 years on the Sisters of Charity Healthcare System Advisory Board and six years on the board of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award.

We selected Mr. Galvin to serve on our Board of Directors because he brings extensive knowledge of the real estate and finance industries experience. Mr. Galvin’s pertinent experience, qualifications, attributes and skills include his expertise in real estate development, management and finance.

Peter G. DeMaria, CFA was appointed as a director of SG DevCo effective April 11, 2023. Mr. DeMaria is a senior banking and finance professional with over thirty-eight years of experience with middle market, mid-corporate, financial sponsor and real estate clients in both domestic and international markets. From December 2018 through May 2022, Mr. DeMaria served as a Senior Managing Director/Group Manager for the middle-market and corporate banking group at PNC Bank where he and his team advised middle market and large corporate clients in the New Jersey and New York City regions. Prior to PNC Bank, Mr. DeMaria served as Managing Director at JPMorgan (December 1984 through November 2018) where he spent nearly 34 years specializing in cash flow and asset-based lending, capital markets and investment banking products. Mr. DeMaria received his BS in Finance and Accounting from Lehigh University (1984). He received a Masters in Business Administration from the Stern School of Business at New York University (1991) and an Executive Management Certificate at the Fuqua School of Business at Duke University (1998).

We selected Mr. DeMaria to serve on our Board of Directors because he brings extensive knowledge of the banking and finance industry. Mr. DeMaria’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his banking and finance activities.

John Scott Magrane, Jr. was appointed as a director of SG DevCo effective April 11, 2023. Mr. Magrane is an investment banking professional with over thirty-five years of experience advising power related enterprises, including utilities, independent power companies, rural electric cooperatives, governments and energy technology companies. Mr. Magrane currently serves as Vice Chairman at Coady Diemar Partners, LLC, a registered broker dealer and boutique investment bank which he founded that provides M&A, strategic and financial advisory, and private capital market services, and from March 2018 to July 2020, served as Chairman and CEO of the firm. From July 2021 until August 2023, Mr. Magrane served on the board of directors of Hydromer (HYDI Pink), global business-to-business (B2B) surface modification and coating solutions provider offering polymer research & development, and manufacturing services capabilities for a wide variety of applications. Prior to Coady Diemar Partners, LLC, from July 1987 to December 2001 Mr. Magrane was employed by Goldman Sachs & Co. where his responsibilities encompassed all manner of corporate finance and strategic advisory activities.. While at Goldman, he started the firm’s Energy Technology effort. Mr. Magrane began his career and spent 10 years with Blyth, Eastman Dillon & Co. and Paine Webber where he specialized in energy and power project finance. Mr. Magrane earned his undergraduate degree in economics from The College of Wooster in 1970 and his MBA from The Wharton School of the University of Pennsylvania in 1973.

We selected Mr. Magrane to serve on our Board of Directors because he brings extensive knowledge of the investment banking and finance industry. Mr. Magrane’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his investment banking and finance activities.

Christopher Melton was appointed as a director of SG DevCo effective April 11, 2023 and has served as a director of SG Holdings since November 4, 2011. Mr. Melton is a licensed real estate salesperson in the States of South Carolina and Georgia and until June 2019 was a principal of Callegro Investments, LLC, a specialist land investor investing in the southeastern U.S., which he founded 2012. Since June 2019 he has served as a specialist Land Advisor with SVN. Mr. Melton also serves on several public and private boards, including Safety Shot Holdings, Inc. (formerly Jupiter Wellness, Inc.) since August 2019 and SRM Entertainment, Inc. since June 2023. From February 2018 until June 2019, he served as chief investment officer and analyst at TNT Capital Advisors, a capital advisory firm based in Florida. He also served as a sales agent as MSK Commercial Services, a commercial real estate company, from February 2018 to June 2019. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014. Mr. Melton earned a certificate in cybersecurity for managers from M.I.T. in 2021 and certificate in AI strategy from Cornell in 2023.

We selected Mr. Melton to serve on our Board of Directors because he brings extensive knowledge of the finance and the real estate industry. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his real estate investment and development activities.

Alyssa L. Richardson was appointed as a director of SG DevCo effective May 11, 2023. Ms. Richardson is an accomplished real estate executive and political strategist committed to improving economic opportunities and driving capital to under-resourced communities. Since September 2023 she has served as CEO of Develop South Carolina, LLC, a development and consulting firm founded by her which provides creative solutions for developing and financing community-impact projects across the state of South Carolina, with an emphasis on affordable and workforce housing. She is also of-counsel with the Wyche law firm, where she focuses on economic development and tax incentive law. Previously, Ms. Richardson served from January 2023 to September 2023 as CEO ofPalmetto Community Developers, LLC and served from March 2020 to January 2023 as Deputy Chief of Staff and State Director to United States Senator Tim Scott. This role included legal counsel, policy recommendations, and on-the-ground advocacy in South Carolina and in Washington, D.C., with special attention to housing and economic development policy as it related to Senator Scott’s assignment on the Banking, Housing and Urban Affairs Committee. From October 2016 to February 2020, Ms. Richardson served as a federal prosecutor in Columbia, SC, for the Department of Justice. Her focus area was civil rights and public corruption, to include misuse of federal funds, tax fraud, and abuse of power. Ms. Richardson is a graduate of Harvard Law School. She also holds a summa cum laude economics degree from Furman University.

We selected Ms. Richardson to serve on our Board of Directors because she brings extensive knowledge of working with state and local government officials to develop and finance real estate development projects. Ms. Richardson’s pertinent experience, qualifications, attributes and skills include her expertise in real estate development, management and finance.

Jeffrey Tweedy was appointed as a director of SG DevCo effective April 11, 2023. Mr. Tweedy is an accomplished, multi-faceted leader with approximately thirty years of executive experience in the fashion and retail industries. Since March 2021 Mr. Tweedy has served as a Brand Advisor to Sean Jean Clothing, an award-winning clothing and lifestyle brand founded by Sean Combs. From November 2007 to March 2021, Mr. Tweedy served as President and CEO of Sean John, having previously served as Executive Vice President from February 1998 to March 2005, building the brand into a market leader, maximizing sales, including across international markets, and conceptualizing and launching a ground-breaking, profitable and highly visible menswear company distinguished by its sophisticated young men’s image. Mr. Tweedy has served on the Advisory Board of the Fashion Institute of Technology since January 2020.

We selected Mr. Tweedy to serve on our Board of Directors because he brings extensive knowledge of building brands and maximizing sales. Mr. Tweedy’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his executive experience in the fashion and retail industries.

David Villarreal’s biographical information is set forth above under “– Executive Officers”.

We selected Mr. Villarreal to serve on our Board of Directors because he brings extensive knowledge of mortgage and real estate industry. Mr. Villarreal’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his real estate investment activities.

Committees of the Board of Directors

There are currently three standing committees of the Board of Directors – an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors has adopted written charters for each committee, which are available on our website at www.sgdevco.com.

The tables below set forth the responsibilities of each of the standing Board committees. The Audit Committee is comprised of Peter DeMaria, John Scott Magrane, Jr. and Christopher Melton, with Christopher Melton serving as the Chairman. The Compensation Committee is comprised of Peter DeMaria, John Scott Magrane, Jr. and Jeffrey Tweedy, with John Scott Magrane, Jr. serving as the Chairman. The Nominating and Governance Committee is comprised of Peter DeMaria, Christopher Melton, Alyssa Richardson and Jeffrey Tweedy, with Jeffrey Tweedy serving as the Chairman. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised solely of directors who have been determined by the Board of Directors to be independent in accordance with SEC regulations and Nasdaq listing standards (including the heightened independence standards for members of the Audit Committee and the Compensation Committee).

AUDIT COMMITTEE	Responsibilities

	●	Be directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors

	●	Pre-approve all audit and permitted non-audit services to be provided by the independent auditors

	●	Discuss with management and the independent auditors significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements

	●	Review with the independent auditors the matters required to be discussed by the applicable auditing standards adopted by the PCAOB and approved by the SEC from time to time

	●	Review and discuss the Company’s annual and quarterly financial statements with management and the independent auditors

	●	Review and discuss with management the Company’s earnings press releases

	●	Discuss Company policies and practices with respect to risk assessment and risk management

	●	Establish procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (ii) the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters

	●	Review related party transactions

	●	Each member of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement, and the Board of Directors has determined that Christopher Melton qualifies as an “audit committee financial expert” under applicable SEC rules.

COMPENSATION COMMITTEE	Responsibilities
	●	Annually determine and approve the CEO’s compensation, based upon an evaluation of the CEO’s performance in light of approved corporate goals and objectives

	●	Annually review and approve the compensation of the Company’s other executive officers

	●	Review and approve and, when appropriate, recommend to the Board of Directors for approval, incentive compensation plans and equity-based plans of the Company

●	Review and approve and, when appropriate, recommend to the Board of Directors for approval any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers

●	Review, approve and, when appropriate, recommend to the Board of Directors for approval, stock ownership guidelines and monitor compliance therewith

●	Review, approve and, when appropriate, recommend to the Board of Directors for approval, the creation or revision of any clawback policy and oversee the application thereof

●	Annually review the potential risk to the Company from its compensation policies and practices

Periodically review the compensation paid to non-employee directors for their service and make recommendations to the Board of Directors for any adjustments

NOMINATING AND	Responsibilities
GOVERNANCE
COMMITTEE	●	Periodically make recommendations to the Board of Directors regarding the size and composition of the Board of Directors

	●	Develop and recommend to the Board of Directors criteria for the selection of individuals to be considered as candidates for election to the Board of Directors

	●	Identify and screen individuals qualified to become members of the Board of Directors

	●	Review and make recommendations to the full Board whether members of the Board of Directors should stand for re-election

	●	Recommend to the Board of Directors director nominees to fill vacancies

	●	Recommend to the Board of Directors director nominees for stockholder approval at each annual or any special meeting of stockholders at which one or more directors are to be elected

	●	Make recommendations to the Board of Directors regarding Board of Directors committee memberships

	●	Develop and recommend to the Board of Directors a set of corporate governance guidelines and oversee the Company’s corporate governance practices

	●	Review the Company’s strategies, activities, and policies regarding ESG matters and make recommendations to the Board of Directors

	●	Oversee an annual evaluation of the Board of Directors and its committees

Corporate Code of Business Conduct and Ethics

The Board of Directors has adopted a Corporate Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers, and employees. The Corporate Code of Business Conduct and Ethics covers areas such as conflicts of interest, insider trading and compliance with laws and regulations. The Code of Business Conduct and Ethics is available on our website at www.sgdevco.com. We intend to post any amendments to or waivers from our Code of Business Conduct and Ethics at this location on our website.

Item 11. Executive Compensation.

We are an “emerging growth company” and a “smaller reporting company” under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As such, we provide in this Annual Report the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, including the compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal year ended December 31, 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David Villarreal,	2023	$275,000	$71,025	$1,131,000	$1,250	$1,478,275
President and Chief Executive Officer(3)
Nicolai Brune,	2023	$217,000	$55,875	$348,000	$1,250	$622,125
Chief Financial Officer(3)

(1)	The amounts reported are based on an assumed grant date value of $1.74, which was the closing price of the Company’s common stock on September 28, 2023, the day the Company’s common stock began trading on the Nasdaq Capital Market. As of December 31, 2023, no shares had been issued pursuant to such restricted stock units. The shares underlying such restricted stock units were issued in the first quarter of 2024. These amounts do not reflect actual payments made to our named executive officers. There can be no assurance that the assumed grant date fair value will ever be realized by any named executive officer.

(2)	For 2023, all other compensation consisted of $1,250 in cell phone reimbursements.

(3)	Mr. Villarreal was appointed President and Chief Executive Officer on February 3, 2023. Mr. Brune was appointed Chief Financial Officer on February 14, 2023.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

David Villarreal. On February 3, 2023, we entered into an executive employment agreement with David Villarreal to employ Mr. Villarreal as the Company’s President and Chief Executive Officer for an initial term of two (2) years, which provides for an annual base salary of $300,000, a discretionary bonus of up to 25% of his base salary upon achievement of objectives as may be determined by the Company’s Board of Directors and severance in the event of a termination without cause in amount equal to equal to one year’s annual base salary and benefits. On February 2, 2024, the Company entered into an employment agreement amendment with Mr. Villarreal to increase Mr. Villarreal’s annual base salary to $450,000, effective as of November 1, 2023. Pursuant to the terms of the employment agreement, subject to Board of Directors approval, we agreed to issue to Mr. Villarreal an RSU award under the Company’s 2023 Plan, as and when adopted, for 650,000 shares of the Company’s Common Stock. See “- RSUs – David Villarreal.” Mr. Villarreal is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

Nicolai Brune. On February 14, 2023, we entered into an executive employment agreement with Nicolai Brune to employ Mr. Brune as the Company’s Chief Financial Officer for an initial term of two (2) years, which provides for an annual base salary of $250,000, a discretionary bonus of up to 20% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors and severance in the event of a termination without cause on or after June 30, 2023 in amount equal to equal to one year’s annual base salary and benefits. On February 2, 2024, the Company entered into an employment agreement amendment with Mr. Brune to increase Mr. Brune’s annual base salary to $302,000, effective as of November 1, 2023. Pursuant to the terms of the employment agreement, subject to Board of Directors approval, we agreed to issue to Mr. Brune an RSU award under the Company’s 2023 Plan, as and when adopted, for 200,000 shares of the Company’s Common Stock. See “- RSUs – Nicolai Brune.” Mr. Brune is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

Bonuses

David Villarreal. On September 15, 2023, the Compensation Committee approved the payment of a $42,900 cash bonus to Mr. Villarreal for his service to the Company in connection with the Separation and Distribution. In addition, on February 2, 2024, the Compensation Committee awarded Mr. Villarreal a cash bonus equal to three weeks of his annual salary, or $28,125, for his contribution to the Company during 2023, to be paid out at management’s discretion.

Nicolai Brune. In June 2023, the Company paid Mr. Brune a discretionary cash bonus of $15,000. On September 15, 2023, the Compensation Committee approved the payment of a $22,000 cash bonus to Mr. Brune for his service to the Company in connection with the Separation and Distribution. In addition, on February 2, 2024, the Compensation Committee awarded Mr. Brune a cash bonus equal to three weeks of his annual salary, or $18,875, for his contribution to the Company during 2023, to be paid out at management’s discretion.

Equity Awards

David Villarreal. On April 11, 2023, we granted an RSU under the 2023 Plan to David Villarreal for 650,000 shares of our Common Stock, vesting fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service (“Mr. Villarreal’s Initial RSU Grant”). On February 2, 2024, the Compensation Committee accelerated the vesting of the balance of Mr. Villarreal’s Initial RSU Grant.

Nicolai Brune. On April 11, 2023, we granted an RSU under the 2023 Plan to Nicolai Brune for 200,000 shares of our Common Stock, vesting fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service (“Mr. Brune’s Initial RSU Grant”). On February 2, 2024, the Compensation Committee accelerated the vesting of the balance of Mr. Brune’s Initial RSU Grant.

Retirement, Health, Welfare, and Additional Benefits

Our executive officers are eligible to participate in our employee benefit plans and programs, including medical benefits, flexible spending accounts, short and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. Our executive officers are also eligible to participate in a tax-qualified 401(k) defined contribution plan to the same extent as our other full-time employees. Currently, we do match contributions made by participants in the 401(k) plan or make other contributions to participant accounts.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2023:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)
David Villarreal	216,668	$303,335
Nicolai Brune	66,668	$93,335

(1)	Represents restricted stock units which vest fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over eighteen (18) months. On February 2, 2024, the Compensation Committee accelerated the vesting of all of Mr. Villarreal’s and Mr. Brune’s outstanding restricted stock units.

(2)	Calculated by multiplying the closing price per share of the Company’s common stock on December 29, 2023, $1.40 by the number of shares.

2023 Incentive Compensation Plan

The 2023 Plan was approved and adopted on February 28, 2023 by our Board of Directors as well as SG Holdings, our sole stockholder on such date. The principal provisions of the 2023 Plan are summarized below.

Administration

The 2023 Plan vests broad powers in a committee to administer and interpret the 2023 Plan. Our Board of Directors has initially designated the Compensation Committee to administer the 2023 Plan. Except when limited by the terms of the 2023 Plan, the Compensation Committee has the authority to, among other things: select the persons to be granted awards; determine the type, size and term of awards; establish performance objectives and conditions for earning awards; determine whether such performance objectives and conditions have been met; and accelerate the vesting or exercisability of an award. In its discretion, the Compensation Committee may delegate all or part of its authority and duties with respect to granting awards to one or more of our officers, subject to certain limitations and provided applicable law so permits.

Our Board of Directors may amend, alter or discontinue the 2023 Plan and the Compensation Committee may amend any outstanding award at any time; provided, however, that no such amendment or termination may adversely affect awards then outstanding without the holder’s permission. In addition, any amendments seeking to increase the total number of shares reserved for issuance under the 2023 Plan or modifying the classes of participants eligible to receive awards under the 2023 Plan will require ratification by our stockholders in accordance with applicable law. Additionally, as described more fully below, neither the Compensation Committee nor the Board of Directors is permitted to reprice outstanding options or stock appreciation rights without stockholder consent.

Eligibility

Any of our employees, directors, consultants, and other service providers, or those of our affiliates, are eligible to participate in the 2023 Plan and may be selected by the Compensation Committee to receive an award.

Vesting

The Compensation Committee determines the vesting conditions for awards. These conditions may include the continued employment or service of the participant, the attainment of specific individual or corporate performance goals, or other factors as determined in the Compensation Committee’s discretion (collectively, “Vesting Conditions”).

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of Common Stock that may be issued under the 2023 Plan in connection with awards is 4,000,000 shares. In addition, the maximum number of shares of Common Stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of Common Stock equal to 4.5% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

In the event of any merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, or other like change in capital structure (other than ordinary cash dividends), or other similar corporate event or transaction that affects our Common Stock, the Compensation Committee shall make adjustments to the number and kind of shares authorized by the 2023 Plan and covered under outstanding 2023 Plan awards as it determines appropriate and equitable. Shares subject to 2023 Plan awards that expire without being fully exercised or that are otherwise forfeited, cancelled or terminated may again be made available for issuance under the 2023 Plan. However, shares withheld in settlement of a tax withholding obligation, or in satisfaction of the exercise price payable upon exercise of an option, will not again become available for issuance under the 2023 Plan.

Types of Awards

The following types of awards may be granted to participants under the 2023 Plan: (i) incentive stock options, or ISOs; (ii) nonqualified stock options, or NQOs and together with ISOs, options, (iii) stock appreciation rights, (iv) restricted stock, or (v) restricted stock units.

Stock Options. An option entitles the holder to purchase from us a stated number of shares of Common Stock. An ISO may only be granted to an employee of ours or our eligible affiliates. The Compensation Committee will specify the number of shares of Common Stock subject to each option and the exercise price for such option, provided that the exercise price may not be less than the fair market value of a share of Common Stock on the date the option is granted. Notwithstanding the foregoing, if ISOs are granted to any 10% stockholder, the exercise price shall not be less than 110% of the fair market value of Common Stock on the date the option is granted.

Generally, options may be exercised in whole or in part through a cash payment. The Compensation Committee may, in its sole discretion, permit payment of the exercise price of an option in the form of previously acquired shares based on the fair market value of the shares on the date the option is exercised, through means of “net settlement,” which involves the cancellation of a portion of the option to cover the cost of exercising the balance of the option or by such other means as it deems acceptable.

All options shall be or become exercisable in accordance with the terms of the applicable award agreement. The maximum term of an option shall be determined by the Compensation Committee on the date of grant but shall not exceed 10 years (5 years in the case of ISOs granted to any 10% stockholder). In the case of ISOs, the aggregate fair market value (determined as of the date of grant) of Common Stock with respect to which such ISOs become exercisable for the first time during any calendar year cannot exceed $100,000. ISOs granted in excess of this limitation will be treated as non-qualified stock options.

Stock Appreciation Rights. A stock appreciation right represents the right to receive, upon exercise, any appreciation in a share of Common Stock over a particular time period. The base price of a stock appreciation right shall not be less than the fair market value of a share of Common Stock on the date the stock appreciation right is granted. This award is intended to mirror the benefit the participant would have received if the Compensation Committee had granted the participant an option. The maximum term of a stock appreciation right shall be determined by the Compensation Committee on the date of grant but shall not exceed 10 years. Distributions with respect to stock appreciation rights may be made in cash, shares of Common Stock, or a combination of both, at the Compensation Committee’s discretion.

Unless otherwise provided in an award agreement or determined by the Compensation Committee, if a participant terminates employment with us (or our affiliates) due to death or disability, the participant’s unexercised options and stock appreciation rights may be exercised, to the extent they were exercisable on the termination date, for a period of twelve months from the termination date or until the expiration of the original award term, whichever period is shorter. If the participant terminates employment with us (or our affiliates) for cause, (i) all unexercised options and stock appreciation rights (whether vested or unvested) shall terminate and be forfeited on the termination date, and (ii) any shares in respect of exercised options or stock appreciation rights for which we have not yet delivered share certificates will be forfeited and we will refund to the participant the option exercise price paid for those shares, if any. If the participant’s employment terminates for any other reason, any vested but unexercised options and stock appreciation rights may be exercised by the participant, to the extent exercisable at the time of termination, for a period of ninety days from the termination date (or such time as specified by the Compensation Committee at or after grant) or until the expiration of the original option or stock appreciation right term, whichever period is shorter. Unless otherwise provided by the Compensation Committee, any options and stock appreciation rights that are not exercisable at the time of termination of employment shall terminate and be forfeited on the termination date.

Restricted Stock. A restricted stock award is a grant of shares of Common Stock, which are subject to forfeiture restrictions during a restriction period. The Compensation Committee will determine the price, if any, to be paid by the participant for each share of Common Stock subject to a restricted stock award. The restricted stock may be subject to Vesting Conditions. If the specified Vesting Conditions are not attained, the participant will forfeit the portion of the restricted stock award with respect to which those conditions are not attained, and the underlying Common Stock will be forfeited to us. At the end of the restriction period, if the Vesting Conditions have been satisfied, the restrictions imposed will lapse with respect to the applicable number of shares. Unless otherwise provided in an award agreement or determined by the Compensation Committee, upon termination a participant will forfeit all restricted stock that then remains subject to forfeiture restrictions.

Restricted Stock Units. Restricted stock units are granted in reference to a specified number of shares of Common Stock and entitle the holder to receive, on the achievement of applicable Vesting Conditions, shares of Common Stock. Unless otherwise provided in an award agreement or determined by the Compensation committee, upon termination a participant will forfeit all restricted stock units that then remain subject to forfeiture.

Change in Control

In the event of a change in control, the Compensation Committee may, on a participant-by-participant basis: (i) cause any or all outstanding awards to become vested and immediately exercisable (as applicable), in whole or in part; (ii) cause any outstanding option or stock appreciation right to become fully vested and immediately exercisable for a reasonable period in advance of the change in control and, to the extent not exercised prior to that change in control, cancel that option or stock appreciation right upon closing of the change in control; (iii) cancel any unvested award or unvested portion thereof, with or without consideration; (iv) cancel any award in exchange for a substitute award; (v) redeem any restricted stock or restricted stock unit for cash and/or other substitute consideration with value equal to the fair market value of an unrestricted share on the date of the change in control; (vi) cancel any outstanding option or stock appreciation right with respect to all Common Stock for which the award remains unexercised in exchange for a cash payment equal to the excess (if any) of the fair market value of the Common Stock subject to the option or stock appreciation right over the exercise price of the option or stock appreciation right; (vii) impose vesting terms on cash or substitute consideration payable upon cancellation of an award that are substantially similar to those that applied to the cancelled award immediately prior to the change in control, and/or earn-out, escrow, holdback or similar arrangements, to the extent such arrangements are applicable to any consideration paid to stockholders in connection with the change in control; (viii) take such other action as the Compensation Committee shall determine to be reasonable under the circumstances; and/or (ix) in the case of any award subject to Section 409A of the Code, the Compensation Committee shall only be permitted to use discretion to alter the settlement timing of the award to the extent that such discretion would be permitted under Section 409A of the Code.

Repricing

Neither our Board of Directors nor the Compensation Committee may, without obtaining prior approval of our stockholders: (i) implement any cancellation/re-grant program pursuant to which outstanding options or stock appreciation rights under the 2023 Plan are cancelled and new options or stock appreciation rights are granted in replacement with a lower exercise per share; (ii) cancel outstanding options or stock appreciation rights under the 2023 Plan with an exercise price per share in excess of the then current fair market value per share for consideration payable in our equity securities; or (iii) otherwise directly reduce the exercise price in effect for outstanding options or stock appreciation rights under the 2023 Plan.

Miscellaneous

Generally, awards granted under the 2023 Plan shall be nontransferable except by will or by the laws of descent and distribution. No participant shall have any rights as a stockholder with respect to shares covered by options or restricted stock units, unless and until such awards are settled in shares of Common Stock. The Company’s obligation to issue shares or to otherwise make payments in respect of 2023 Plan awards will be conditioned on the Company’s ability to do so in compliance with all applicable laws and exchange listing requirements. The awards will be subject to our recoupment and stock ownership policies, as may be in effect from time to time. The 2023 Plan will expire 10 years after it becomes effective.

Clawback Policy

The Board has adopted a clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. There is no fault or misconduct required to trigger a clawback.

The Compensation Committee shall determine, in its sole discretion, the timing and method for promptly recouping such erroneously awarded compensation, which may include without limitation: (a) seeking reimbursement of all or part of any cash or equity-based award, (b) cancelling prior cash or equity-based awards, whether vested or unvested or paid or unpaid, (c) cancelling or offsetting against any planned future cash or equity-based awards, (d) forfeiture of deferred compensation, subject to compliance with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder, and (e) any other method authorized by applicable law or contract. Subject to compliance with any applicable law, the Compensation Committee may affect recovery under this policy from any amount otherwise payable to the executive officer, including amounts payable to such individual under any otherwise applicable Company plan or program, including base salary, bonuses or commissions and compensation previously deferred by the executive officer.

Director Compensation

Non-Employee Director Compensation 2023 Program

Our non-employee director compensation program is designed to provide competitive compensation necessary to attract and retain high quality outside directors and to encourage ownership of Company stock to further align their interests with those of our stockholders. For 2023, the program consisted of the following components:

	Amount	Value
Annual Cash Retainer[1]	$80,000
Annual Equity Grant[2]		$80,000
Audit Committee Chair[3]	$5,000
Lead Director[4]	$5,000
Nominating and Corporate Governance Committee Chair[5]	$5,000
Compensation Committee Chair[6]	$5,000

(1)	Each independent director was to receive a cash retainer for serving on the Board of Directors and for committee service, paid quarterly. However, instead, the amount was pro-rated to apply to the months during which the Company was publicly listed, which included the 3rd and 4th quarter of 2023, resulting in a cash retainer paid and accrued of $40,000 for 2023.

(2)	Each independent director was to receive an annual grant of restricted stock units under the Company’s 2023 Plan having a value of $80,000 on the date of grant. However, instead, for their 2023 service, each of John Scott Magrane, Jr., Jeffrey Tweedy, Peter DeMaria, Paul Galvin, Alyssa Richardson, Yaniv Blumenfeld and Christopher Melton was, for their 2023 director service, granted (i) on April 11, 2023, 12,500 restricted stock units pursuant to the 2023 Plan, with twenty-five percent (25%) vested upon issuance and twenty-five percent (25%) vesting on each of July 1, 2023, October 1, 2023 and January 1, 2024; and (ii) on February 2, 2024, 40,000 restricted stock units pursuant to the 2023 Plan, with 100% vested upon issuance.

(3)	The Audit Committee Chair was to receive an annual retainer of $50,000 for serving as the chair of the committee. However, instead, the amount was pro-rated to apply to the months during which the Company was publicly listed, which included the 3rd and 4th quarter of 2023, resulting in a cash retainer paid and accrued of $2,500 for 2023.

(4)	The Lead Director was to receive an annual retainer of $5,000 for serving as the lead director of the board. However, instead, the amount was pro-rated to apply to the months during which the Company was publicly listed, which included on the 3rd and 4th quarter of 2023, resulting in a cash retainer paid and accrued of $2,500 for 2023.

(5)	The Nominating and Corporate Governance Committee Chair was to receive an annual retainer of $5,000 for serving as the chair of the committee. However, instead, the amount was pro-rated to apply to the months during which the Company was publicly listed, which included the 3rd and 4th quarter of 2023, resulting in a cash retainer paid and accrued of $2,500 for 2023

(6)	The Compensation Committee Chair was to receive an annual retainer of $5,000 for serving as the chair of the committee. However, instead, the amount was pro-rated to apply to the months during which the Company was publicly listed, which included the 3rd and 4th quarter of 2023, resulting in a cash retainer paid and accrued of $2,500 for 2023

In addition, on April 11, 2023, we granted restricted stock units under the 2023 Plan to our Executive Chairman, Paul Galvin, for 500,000 shares of our common stock, which vested fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over eighteen (18) months.

Director Compensation Table for Fiscal 2023

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our Executive Chairman and each of our non-employee directors during the year ended December 31, 2023. Mr. Villarreal, our President and Chief Executive Officer, receives no compensation for his service as a director and is not included in the table below. The compensation arrangements for Mr. Villarreal is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards(2)(3)(4)	Total
John Scott Magrane, Jr.	$42,500	$21,750	$64,250
Jeffrey Tweedy	$42,500	$21,750	$64,250
Peter DeMaria	$40,000	$21,750	$61,750
Paul Galvin	$40,000	$891,750	$931,750
Alyssa Richardson	$40,000	$21,750	$61,750
Yaniv Blumenfeld	$40,000	$21,750	$61,750
Christopher Melton	$45,000	$21,750	$66,750

(1)	The amounts reported in this column represent the prorated portions paid or accrued in 2023 of: the annual cash retainer of $80,000 for serving on our board of directors, and cash retainers of $5,000 for serving as chair of our Audit Committee (in the case of Mr. Melton), $5,000 for serving as chair of our Compensation Committee (in the case of Mr. Magrane), $5,000 for serving as chair of our Nominating and Corporate Governance Committee (in the case of Mr. Tweedy) and $5,000 for serving as our Lead Director (in the case of Mr. Melton).
(2)	The amounts reported are based on an assumed grant date value of $1.74, which was the closing price of the Company’s common stock on September 28, 2023, the day the Company’s common stock began trading on the Nasdaq Capital Market. As of December 31, 2023, no shares had been issued pursuant to such restricted stock units. The shares underlying such restricted stock units were issued in the first quarter of 2024. These amounts do not reflect actual payments made to our directors. There can be no assurance that the assumed grant date fair value will ever be realized by any director.
(3)	Amounts reported in the table do not include 40,000 restricted stock units granted to our Executive Chairman and each of our non-employee directors on February 2, 2024 for 2023 service (as this award will be reflected in the Summary Compensation Table for 2024). The grant date value of each such award was $39,520
(4)	As of December 31, 2023, the aggregate number of unvested restricted stock units held by each of our non-employee directors was as follows: Mr. Magrane- 3,125; Mr. Tweedy- 3,125; Mr. DeMaria- 3,125; Mr. Galvin- 169,793; Ms. Richardson- 3,125; Mr. Blumenfeld- 3,125; and Mr. Melton- 3,125.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2024 by: (i) each current director, (ii) each named executive officer, (iii) each person who we know to be the beneficial owner of more than 5% of our common stock, and (iv) all current directors and executive officers as a group. As of the March 29, 2024, 14,351,248 shares of our common stock were outstanding. The persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Safe and Green Development Corporation, 990 Biscayne Boulevard, #501, Office 12, Miami, Florida 33132.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)
David Villarreal	459,146	3.2%
Nicolai Brune	167,472	1.2%
Paul Galvin	628,357	4.4%
John Scott Magrane	52,500	*
Jeffrey Tweedy	52,500	*
Alyssa Richardson	52,500	*
Peter DeMaria	52,500	*
Christopher Melton	68,568	*
Yaniv Blumenfeld	73,219	*
All current executive officers and directors as a group (9 persons)	1,840,368	12.8%

5% Stockholders other than executive officers and directors
Safe & Green Holdings Corp.	6,353,508	44.3%

*	Represents beneficial ownership of less than one percent.
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Shares of common stock currently issuable or issuable within 60 days of March 29, 2024 upon the vesting of restricted stock units are deemed to be outstanding in computing the beneficial ownership and percentage of beneficial ownership of the person holding such securities, but they are not deemed to be outstanding in computing the percentage of beneficial ownership of any other person. Beneficial ownership does not include restricted stock units which have not vested as of, and will not vest within 60 days of, the record date. Beneficial ownership may be disclaimed as to certain of the securities.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2023:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a)(1)	Weighted- Average Exercise Price of Outstanding Options (b)		Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c)(2)
Equity compensation plans approved by security holders	1,831,250	$	N/A	2,168,750
Equity compensation plans not approved by security holders	-		-	-
Total	1,831,250	$	N/A	2,168,750

(1)	Includes 1,831,250 shares issuable upon the vesting of restricted stock units outstanding under the 2023 Plan.
(2)	The maximum number of shares of Common Stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of Common Stock equal to 4.5% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Procedures for Approval of Related Person Transactions

The Company has a written related person transaction policy regarding the review and approval or ratification of related person transactions.

The related person transaction policy applies to any transaction in which SG DevCo is a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years and a related party has or will have a direct or indirect material interest. A related party means any director or executive officer, any nominee for director, any stockholder known to SG DevCo to be the beneficial owner of more than 5% of any class of the Company’s voting securities, any immediate family member of any such persons, any entity in which any of such persons is employed or occupies a similar position, and any entity in which any of such persons has a direct or indirect ownership interest in such entity that, when aggregated with the ownership interests of all the persons identified above, amounts to a 10% or greater ownership interest.

It is the responsibility of the Audit Committee to review related party transactions and approve, ratify, revise or reject such transactions. It is our policy to enter into or ratify related party transactions only when it is determined that the related party transaction in question is in, or is not inconsistent with, the best interests of SG DevCo and its stockholders. In determining whether to approve or ratify a related party transaction, the Audit Committee is able to consider, among other factors it deems appropriate, whether the proposed transaction would occur in the ordinary course of business; the purpose and benefits of the proposed transaction to SG DevCo; the terms and conditions of the proposed transaction; and the terms and conditions available to unrelated third parties in arms-length negotiations in respect of similar transactions. No director will be able to participate in the deliberations or vote regarding a transaction in which he or she, or a member of his or her immediate family, has a direct or indirect interest.

Our related person transaction policy provides that certain types of transactions are deemed to be pre-approved, including compensation of executive officers and directors approved by the Compensation Committee and transactions involving competitive bids or at rates fixed by governmental authority.

Related Party Transactions since Inception

During 2021, we received $4,200,000 from due to affiliates. This amount was advanced to us by SG Holdings, was evidenced by a promissory note, non-interest bearing and was due on demand. Included in this amount, were payroll and general and administrative expenses which were paid by SG Holdings and allocated to us.

On August 9, 2023, we and SG Holdings entered into a Note Cancellation Agreement, effective as of July 1, 2023, pursuant to which SG Holdings cancelled and forgave the remaining $4,000,000 balance then due on that certain promissory note, dated December 19, 2021, made by us in favor of SG Holdings in the original principal amount of $4,200,000.

In addition, as of December 31, 2023, $1,720,844 is due from SG Holdings for advances made by the Company. As of December 31, 2023, the Company does not believe there is certainty in the collectability of the advances we have made to SG Holdings and therefore has recorded a reserve against the $1,720,844, which is included in additional paid-in capital.

The Separation from SG Holdings

In connection with the Separation and Distribution, we entered into a separation and distribution agreement and several other agreements with SG Holdings to effect the Separation and provide a framework for our relationship with SG Holdings and its subsidiaries after the Separation. These agreements provide for the allocation between us, on the one hand, and SG Holdings and its subsidiaries on the other hand, of the assets, liabilities and obligations associated with the Spin-Off Business, on the one hand, and SG Holdings other current businesses, on the other hand, and will govern the relationship between our company, on the one hand, and SG Holdings and its subsidiaries, on the other hand, subsequent to the Separation and Distribution (including with respect to transition services, employee matters and tax matters).

Separation and Distribution Agreement

The separation and distribution agreement governs the overall terms of the Separation and Distribution and specified those conditions that must be satisfied or waived by SG Holdings prior to the completion of the Separation. We and SG Holdings each agreed to indemnify the other and each of the other’s current and former directors, officers, and employees, and each of the heirs, executors, administrators, successors, and assigns of any of them, against certain liabilities incurred in connection with the Separation and Distribution and our and SG Holdings’ respective businesses. The amount of either SG Holdings or our indemnification obligations will be reduced by any net insurance proceeds the party being indemnified receives. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters.

Tax Matters Agreement

In connection with the Separation, we and SG Holdings entered into a tax matters agreement that contains certain tax matters arrangements and governs the parties’ respective rights, responsibilities, and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes incurred as a result of the Separation and the Distribution. The tax matters arrangement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests, and assistance and cooperation on tax matters.

The tax matters agreement governs the rights and obligations that we and SG Holdings have after the Separation with respect to taxes for both pre- and post-closing periods. Under the tax matters arrangement, we will be responsible for (i) any of our taxes for all periods prior to and after the Distribution and (ii) any taxes of the SG Holdings group for periods prior to the Distribution to the extent attributable to the real estate development business. SG Holdings generally will be responsible for any of the taxes of the SG Holdings group other than taxes for which we are responsible. In addition, SG Holdings will be responsible for its taxes arising as a result of the Separation and Distribution. Notwithstanding the foregoing, sales, use, transfer, real property transfer, intangible, recordation, registration, documentary, stamp or similar taxes imposed on the Distribution shall be borne fifty percent (50%) by us and fifty percent (50%) by SG Holdings. We shall be entitled to any refund (and any interest thereon received from the applicable tax authority) of taxes for which we are responsible for under the tax matters agreement and SG Holdings shall be entitled to any refund (and any interest thereon received from the applicable tax authority) of taxes for which SG Holdings is responsible for under the tax matters agreement.

Each of SG Holdings and SG DevCo will indemnify each other against any taxes allocated to such party under the tax matters agreement and related out-of-pocket costs and expenses.

Shared Services Agreement

In connection with the Separation, we entered into a shared services agreement with SG Holdings which sets forth the terms on which SG Holdings provides to us certain services or functions that the companies historically have shared. Shared services will include various administrative, accounting, communications/investor relations, human resources, operations/construction services, and strategic management and other support services.

In consideration for such services, we pay fees to SG Holdings for the services provided, and those fees are generally in amounts intended to allow SG Holdings to recover all of its direct and indirect costs incurred in providing those services. SG Holdings charges us a fee for services performed by (i) its employees which is a percentage of each employee’s base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. We also pay SG Holdings for general and administrative expenses incurred by SG Holdings attributable to both the operation of SG Holdings (other than the provision of the services performed by SG Holdings’ employees) and the provision of the shared services, including but not limited to information technology, data subscription and corporate overhead expenses, the portion of such costs and expenses that are attributable to the provision of the shared services, as reasonably determined by SG Holdings. During the year ended December 31, 2023, such fees amounted to $180,000. The personnel performing services under the shared services agreement are employees and/or independent contractors of SG Holdings and are not under our direction or control. As such, conflicts of interest may arise in connection with to the performance of the services by SG Holdings personnel and the allocation of priority to the services requested by us. We also reimburse SG Holdings for direct out-of-pocket costs incurred by SG Holdings for third party services provided to us. We expect to terminate the shared services agreement in the second quarter of 2024.

Other Related Party Transactions

Indemnification Agreements

We have entered into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification that is provides for in our amended and restated certificate of incorporation and bylaws. The indemnification agreements and our amended restated certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. See the section titled “Description of Capital Stock—Limitations on Liability and Indemnification of Officers and Directors” for additional information.

Fabrication Agreement

On December 2, 2022, we entered into the Fabrication Agreement with SG Echo for the fabrication of approximately 800 multifamily market rate rental units, equal to approximately 800,000 square feet of new modular buildings to be located at the McLean site (the Project). The Fabrication Agreement provides that SG Echo will be paid a fee equal to 15% of the cost of the Project. The Project will be fabricated in Phases of 100 to 150 units per phase, with the schedule of the phasing to be determined in our sole discretion. The terms of payment are as follows: (i) down payment of 30% upon release of project for fabrication; (ii) stage payment of 65% upon completion of fabrication, testing and inspection of each unit as it leaves the facility; and (iii) final payment of 5% upon completion of installation on site, including acceptance of punch list items, startup of equipment and City of Durant inspection. Notwithstanding the foregoing, we may withhold 10%, as retainage, from the payment otherwise due, to be reduced to 5% after field install is watertight and 2.5% after all punch list items have been complete. The Fabrication Agreement may be terminated for cause by either party upon 30-days written notice to the other party, subject to each party’s right to cure a default or breach, except for fraud or bad faith. In the event of termination, SG Echo will be entitled to be paid for all services rendered through the date of termination. In the event the termination by us is without cause, we will also pay any expenses incurred as a result of the termination (including without limitation supplier and vendor cancellation fees, restocking fees, subcontractor termination or cancellation fees, or other similar termination costs), plus a 15% markup as compensation for SG Echo’s anticipated profit on the value of services not performed by SG Echo. In connection with the entry into the Master Purchase Agreement, on December 18, 2023, the Company and SG Echo terminated that certain Fabrication Agreement, dated December 2, 2022, between the parties relating to the McLean mixed-use site.

Master Purchase Agreement

On December 17, 2023, we entered into a Master Purchase Agreement with SG Echo pursuant to which we may engage SG Echo from time to time to provide modular construction design, engineering, fabrication, delivery and other services (collectively, the “Work”) on such terms as the parties may mutually agree. The Master Purchase Agreement provides that if we should desire that SG Echo provide services in connection with any location, we will request from SG Echo a written proposal and that within 15 business days SG Echo will provide us with an itemized cost proposal for the services to be performed and a firm schedule for performing the services based upon the information contained in the request. If the proposal and schedule is satisfactory to us, the Master Purchase Agreement provides that the substance of such proposal will then be incorporated into a project order, including specific information regarding the project, the project site and services to be performed, to be executed by both parties.

The Master Purchase Agreement provides that SG Echo will be paid a fee equal to 12% of the agreed cost of each project. The Master Purchase Agreement further provides that payment terms for all design work and the completion of the pre-fabricated container and module shall be made in accordance with the following schedule: (a) a deposit equal to 40% of the cost of the pre- fabricated container and module only shall be paid by us to SG Echo within 5 business days of the mutual execution of a project order; (b) a progress payment (not to exceed to 35% of the cost of the pre-fabricated container and module) shall be paid by us to SG Echo monthly in proportion to the percentage of Work completed, which payment shall be made within 10 business days of the Company receipt of SG Echo’s invoice; (c) a progress payment equal to 15% of the cost of the pre-fabricated container and module shall be paid by us to SG Echo within 10 business days of the delivery of the pre-fabricated container and module to the specific project site; and (d) the final payment equal to 10% of the cost of the pre-fabricated container and module only shall be paid by us to SG Echo within 10 business days of the substantial completion of the Work. Substantial completion of the Work shall be as defined by the applicable project order. Notwithstanding the foregoing, we may withhold 10% of the invoiced amount, as retainage, which will be paid to SG Echo once the specific project is completed (including any punch list items). The Master Purchase Agreement may be terminated by either party if there is a material default by the other party and such default continues for a period of 20 days after receipt by the defaulting party of written notice thereof. If we terminate the Master Purchase Agreement or any project order as a result of a default by SG Echo, SG Echo will not be entitled to receive further payment until the Work is finished. If the unpaid balance of the amount set forth in the project order for the project is less than the cost of finishing the Work, SG Echo will pay the difference to us. In no event will SG Echo be entitled to receive any compensation if the cost to us of performing the balance of the Work is less than the unpaid balance. In addition, we may terminate the Master Purchase Agreement or any project order without cause. In the event the termination by us is without cause, SG Echo will be entitled to payment for all work and costs incurred prior to termination date plus the applicable fee owed to SG Echo thereon as more particularly described in the applicable project order.

The initial project for which modular construction services are anticipated to be provided to us by SG Echo is our Magnolia Gardens residential project to be built on our McLean mixed-use site in Durant, Oklahoma, consisting of 800 residential units. In accordance with the Master Purchase Agreement, SG Echo will provide us with an itemized cost proposal for the services to be performed for the Magnolia Gardens residential project and a firm schedule for performing the services. If the proposal and schedule is satisfactory to the Company, the proposal will be then incorporated into a project order to be executed by both parties.

Employment Relationships

During 2023, Derek Villarreal, son of David Villarreal, our Chief Executive Officer, was employed by the Company as a Senior Project Manager and received a salary of $140,000 and is scheduled to receive an annual salary in 2024 of $140,000 and 100,000 restricted stock units subject to the approval of the Compensation Committee. In addition, Marc Brune, father of Nicolai Brune, our Chief Financial Officer, provides consulting services to the Company and is scheduled to receive in 2024 $10,000 a month and 100,000 restricted stock units subject to the approval of the Compensation Committee. The Audit Committee has approved both transactions in accordance with the related person transaction policy.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has affirmatively determined that each of Yaniv Blumenfeld, Peter DeMaria, John Scott Magrane, Jr., Christopher Melton, Alyssa Richardson and Jeffrey Tweedy qualify as independent directors in accordance with the Nasdaq listing rules.

Item 14. Principal Accountant Fees and Services.

Change in Certifying Accountant

The Board of Directors of the Company, through its Audit Committee conducted a competitive process to determine the Company’s independent registered public accounting firm commencing with the audit of the Company’s books and financial records for the year ending December 31, 2023. The Audit Committee invited several independent registered public accounting firms to participate in this process.

Following review of proposals from the independent registered public accounting firms that participated in the process, on December 13, 2023, upon recommendation from the Audit Committee, the Board of Directors of the Company approved the engagement of M&K CPAS PLLC (“M&K”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023. On December 15, 2023, the Company (i) entered into an engagement letter with M&K and engaged M&K as the Company’s independent registered public accounting firm effective immediately and (ii) dismissed Whitley Penn LLP (“Whitley Penn”).

Independent Registered Public Accounting Firm Fees

Aggregate fees for professional services rendered by our independent registered public accounting firms to us as of and for the fiscal years ended December 31, 2023 and December 31, 2022 are set forth in the tables below:

Services Rendered(a)	2023	2022
Audit fees	$169,664	$23,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Totals	$169,664	$23,000

(a)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit fees include fees for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures, as well as services related to various offerings and our Form 10.

The Audit Committee has considered and determined that the services provided by each of M&K and Whitley Penn are compatible with each of M&K and Whitley Penn maintaining their respective independence.

Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval procedures consistent with the rules adopted by the SEC. All audit services to be provided to the Company by our independent public accounting firms are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) INDEX TO 2023 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto appear beginning on page F-1 of this Annual Report. See of the Consolidated Financial Statements included in this Annual Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3) EXHIBITS

The information required by this Item is listed in the accompanying Exhibit Index below on the page immediately preceding the signature page.

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

4.1	Debenture, dated November 30, 2023, in the principal amount of $700,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

4.2

Warrant, dated November 30, 2023 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

4.3

Debenture, dated February 15, 2024 in the principal amount of $250,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

4.4	Warrant, dated February 15, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

4.5*	Description of Securities

4.6	Debenture, dated March 21, 2024 in the principal amount of $250,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 25, 2024 (File No. 001-41581)).

4.7	Warrant, dated March 21, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 25, 2024 (File No. 001-41581)).

10.1	Shared Services Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

10.2	Tax Matters Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

10.3	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.3 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.4	Fabrication Agreement by and between SG Echo, LLC and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on December 23, 2022 (File No. 001-41581) ).

10.5+	Form of 2023 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.6	Renewal & Extension of Real Estate Note and Lien between the Registrant and Weinritter Realty, LP (incorporated herein by reference to Exhibit 10.6 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.7	Second Lien Deed of Trust between the Registrant and Weinritter Realty, LP (incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.8	Promissory Note between the Registrant and Palermo Lender LLC (incorporated herein by reference to Exhibit 10.8 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.9	Promissory Note between the Registrant and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.9 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.10	Operating Agreement of JDI Cumberland Inlet, LLC (incorporated herein by reference to Exhibit 10.10 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.11	Amended and Restated Operating Agreement of Norman Berry II Owners, LLC (incorporated herein by reference to Exhibit 10.11 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.12+	Employment Agreement, dated February 3, 2023, with David Villarreal (incorporated herein by reference to Exhibit 10.12 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.13+	Employment Agreement, dated February 14, 2023, with Nicolai Brune (incorporated herein by reference to Exhibit 10.13 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.14	Loan Agreement, dated March 30, 2023, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.14 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.15	Promissory Note, issued by LV Peninsula Holding LLC, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.15 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.16	Deed of Trust and Security Agreement, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.16 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.17	Assignment of Contract Rights, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.17 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.18	Mortgage, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.18 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.19	Guaranty, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.19 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.20	Loan Agreement, dated as of June 16, 2023, between Registrant and BCV S&G DevCorp (incorporated herein by reference to Exhibit 10.20 to the Amendment No. 4 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on June 30, 2023 (File No. 001-41581)).

10.21	Escrow Agreement, dated as of June 21, 2023, among Registrant, Bridgeline Capital Partners S.A, acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated herein by reference to Exhibit 10.21 to the Amendment No. 4 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on June 30, 2023 (File No. 001-41581)).

10.22	Note Cancellation Agreement, effective as of July 1, 2023, by and between Safe & Green Holdings Corp. and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.22 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).

10.23	Promissory Note, in the principal amount of $908,322.95, in favor of Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.23 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).

10.24	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.24 to the Amendment No. 7 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-41581)).

10.25+	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.25 to the Amendment No. 7 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-41581)).

10.26	Amendment No. 2 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.26 to the Amendment No. 8 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-41581)).

10.27	Consulting Agreement between the Company and William Rogers entered into as of October 20, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-41581)).

10.28	Securities Purchase Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.29	Registration Rights Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.30	Equity Purchase Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.31

Registration Rights Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.32	Contribution Agreement between LV Peninsula Holding LLC and Preserve Acquisitions, LLC entered into as of November 28, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 4, 2023 (File No. 001-41581)).

10.33	Master Purchase Agreement, dated December 17, 2023, by and between SG Echo LLC and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2023 (File No. 001-41581))

10.34	Agreement of Sale between Safe and Green Development Corporation and Pigmental, LLC, dated January 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).

10.35	Amendment to Employment Agreement by and between the Company and David Villarreal dated February 2, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).

10.36	Amendment to Employment Agreement by and between the Company and Nicolai Brune dated February 2, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).

10.37	Membership Interests Purchase Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, the members of Majestic World Holdings LLC listed therein, Majestic World Holdings LLC and Sellers Representative (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).

10.38	Side Letter Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, Majestic World Holdings LLC and Sellers Representative (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).

10.39	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).

10.40	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

10.41	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

10.42*	Employment Agreement by and between Derek Villarreal and the Company

10.43*	Consulting Agreement by and between Marc Brune and the Company

10.44	Credit Agreement Dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 11, 2024 (File No. 001-41581)).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, M&K CPAS PLLC

23.2*	Consent of Independent Registered Public Accounting Firm, Whitley Penn LLP

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE AND GREEN DEVELOPMENT CORPORATION

By:	/s/ David Villarreal	Date: April 1, 2024
David Villarreal
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints David Villareal and/or Nicolai Brune, as his or her attorney-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Person	Capacity	Date

/s/ David Villarreal	Chief Executive Officer and Director	April 1, 2024
David Villarreal	(Principal Executive Officer)

/s/ Nicolai Brune	Chief Financial Officer	April 1, 2024
Nicolai Brune	(Principal Financial and Accounting Officer)

	Director	April 1, 2024
Yaniv Blumenfeld

/s/ Paul Galvin	Chairman	April 1, 2024
Paul Galvin

/s/ Peter G. DeMaria	Director	April 1, 2024
Peter G. DeMaria

/s/ John Scott Magrane, Jr.	Director	April 1, 2024
John Scott Magrane, Jr.

/s/ Christopher Melton	Director	April 1, 2024
Christopher Melton

/s/ Allyssa L. Richardson	Director	April 1, 2024
Alyssa L. Richardson

/s/ Jeffrey Tweedy	Director	April 1, 2024
Jeffrey Tweedy

SAFE AND GREEN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Safe and Green Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Safe and Green Development Corporation (the Company) as of December 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of Safe and Green Development Corporation as of December 31, 2022 were audited by other auditors whose report dated May 1, 2023 expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Due to the net loss and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be easily substantiated.

To evaluate the appropriateness of the lack of going concern paragraph in our audit opinion, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

April 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Safe and Green Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Safe and Green Development Corporation (the “Company”), as of December 31, 2022, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon its one stockholder to fund operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The financial statements include expense allocations for certain corporate functions historically provided by Safe & Green Holdings Corp. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from Safe & Green Holdings Corp. A summary of transactions with related parties is included in Note 7 to the financial statements.

/s/ Whitley Penn LLP

We served as the Company’s auditor from 2016 to 2023.

Dallas, Texas

May 1, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Safe and Green Development Corporation

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$3,236	$720
Prepaid assets and other current assets	231,989	25,040
Current Assets	235,225	25,760

Assets held for sale	4,400,361	4,396,826
Land	1,190,655	1,190,655
Property and equipment, net	3,569	-
Project development costs and other non-current assets	65,339	55,732
Equity-based investments	3,642,607	3,599,945
Intangible assets	22,210
Total Assets	$9,559,966	$9,268,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$601,292	$255,278
Due to affiliates	260,000	4,200,000
Short term notes payable, net	6,810,897	2,648,300
Total current liabilities	7,672,189	7,103,578

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 issued and outstanding as of December 31, 2023 and 1,000 shares authorized, issued and outstanding as of December 31, 2022	10,200	1
Additional paid-in capital	9,008,124	5,095,345
Accumulated deficit	(7,130,547)	(2,930,006)
Total stockholders’ equity	1,887,777	2,165,340
Total Liabilities and Stockholders’ Equity	$9,559,966	$9,268,918

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation

Consolidated Statements of Operations

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating expenses:
Payroll and related expenses	$1,125,603	$1,106,997
General and administrative expenses	1,771,389	998,717
Marketing and business development expense	126,456	32,152
Total	3,023,448	2,137,866
Operating loss	(3,023,448)	(2,137,866)

Other expense:
Interest expense	(1,178,311)	(306,393)
Other income	1,218	-
Net loss	$(4,200,541)	$(2,444,259)
Net loss per share
Basic and diluted	$(1.43)	$(2,444.26)

Weighted average shares outstanding:
Basic and diluted	2,932,566	1,000

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation

Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	1,000	$1	$2,029,733	$(485,747)	$1,543,987
Capital contributions	-	-	3,065,612	-	3,065,612
Net loss	-	-	-	(2,444,259)	(2,444,259)
Balance at December 31, 2022	1,000	$1	$5,095,345	$(2,930,006)	$2,165,340

Balance at January 1 , 2023	1,000	$1	$5,095,345	$(2,930,006)	$2,165,340
Issuance of common stock	9,999,000	9,999	(9,999)	-	-
Capital contributions	-	-	959,384	-	959,384
Forgiveness of due to affiliate	-	-	2,279,156	-	2,279,156
Issuance of common stock for notes payable debt discount and commitment fees	200,000	200	684,238	-	684,438
Net loss				(4,200,541)	(4,200,541)
Balance at December 31, 2023	10,200,000	$10,200	$9,008,124	$(7,130,547)	$1,887,777

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
Cash flows from operating activities:
Net loss		$(4,200,541)	$(2,444,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		236	-
Amortization of debt issuance costs		489,252	28,040
Common stock for debt discount and commitment fees		684,438	-
Changes in operating assets and liabilities:
Prepaid asset and other current assets		(206,949)	(25,040)
Intangible assets		(22,210)	-
Due from affiliates		(1,660,845)	-
Accounts payable and accrued expenses		346,016	125,089
Net cash used in operating activities		(4,570,603)	(2,316,170)

Cash flows from investing activities:
Assets held for sale		(3,535)	-
Purchase of computers and software		(3,805)	-
Purchase of land		-	(1,190,655)
Additions to project development costs		(9,607)	(206,367)
Equity-based investments		(42,662)	-
Net cash used in investing activities		(59,609)	(1,397,022)

Cash flows from financing activities:
Proceeds from short-term notes payable, net of debt issuance costs		6,173,344	648,300
Repayment of short-term note payable		(2,500,000)	-
Contributions		959,384	3,065,612
Net cash provided by financing activities		4,632,728	3,713,912
Net change in cash		2,516	720
Cash – beginning of period		720	-
Cash – end of period		$3,236	$720

Supplemental disclosure of non-cash operating activities:
Prepaid interest held back from proceeds from short-term notes payable		$675,000	$-
Forgiveness of due from affiliate		$2,279,156	$-
Transfer of land to assets held for sale	$		$3,576,130

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

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

Going Concern

The Company began operations during 2021 and has incurred net losses during since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern Prior to becoming a public company, the Company’s operations had primarily been funded through advances from Safe & Green Holdings Corp., the Company’s then parent company (“Parent”) and the Company had been largely dependent upon Parent for funding. The Company has recently funded its operations through a bridge note financing, project level financing, and the issuance of its equity and debt securities. The Company has also initiated strategic monetization of properties, which may yield additional financing proceeds to fund operations. Management believes that these actions will enable the Company to continue as a going concern.

Separation and Distribution

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

2.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiary, LV Peninsula Holding, LLC (“LV Holding”).

Recently adopted accounting pronouncements — New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

Accounting estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

2.	Summary of Significant Accounting Policies (cont.)

On June 24, 2021, the Company entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). The Company contributed $3,000,000 for its 10% equity interest. During the year ended December 31, 2023, the Company contributed an additional $25,000. The purpose of Cumberland is to develop a waterfront parcel in a mixed-use destination community. The Company has determined it is not the primary beneficiary of Cumberland and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an investment in its financial statements.

During the years ended December 31, 2023 and 2022, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2023 and 2022

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of December 31, 2023 and 2022.

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

The Company acquired $3,850 worth of computers and software, and recorded depreciation of $236 during the year ended December 31, 2023.

Project Development Costs — Project development costs are stated at cost. At December 31, 2022, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell Lago Vista, which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

On November 28, 2023, LV Holding entered into a Contribution Agreement (the “Contribution Agreement”) with Preserve Acquisitions, LLC, a Delaware limited liability company (“Preserve”), to form either a Delaware or Texas limited liability company or limited partnership (the “Joint Venture”) for the purpose of owning, holding for investment and ultimately selling a residential housing development (the “Project”) to be developed by the parties on Lago Vista upon the terms and conditions set forth in the Contribution Agreement and in the operating agreement of the Joint Venture to be negotiated between the parties (the “JV Agreement”). The Contribution Agreement provides that the parties will negotiate the JV Agreement within five months of the November 28, 2023 execution date of the Contribution Agreement. The Contribution Agreement further provides that LV Holding will contribute the Lago Vista Property to the Joint Venture as a capital contribution to be valued at $11,500,000 in the JV Agreement.

Preserve will lead the development process and, after the completion of a feasibility period, will be required to submit permits for the first phase of the Project within 11 months from the execution of the Contribution Agreement. In addition, the Contribution Agreement provides that LV Holding must remove, pay and/or satisfy prior to or at Closing (as defined below) any monetary liens (as defined in the Contribution Agreement) on the Lago Vista Property.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

2.	Summary of Significant Accounting Policies (cont.)

The closing for the formation of the Joint Venture (the “Closing”) is to be held on the date which is 30 days after the expiration of the feasibility period subject to fulfillment of the following conditions: (a) an affiliate of Preserve, LV Holding or its affiliate (the “LV Member”) and a third party equity investor, if applicable, have executed and delivered the JV Agreement in form approved by Preserve and LV Holding, which terms must be consistent with waterfall provisions set forth in the Contribution Agreement; (b) the Joint Venture having secured a legally binding and unconditional commitment for construction financing and capital commitments sufficient for the Project from third parties (debt and equity); and (c) the Title Agent being unconditionally committed to issue the Owner’s Title Policy to the Joint Venture.

At Closing, LV Holding must pay a 5% brokerage commission based upon the $11,500,000 property value. Until the Closing or the earlier termination of the Contribution Agreement, LV Holding has agreed to not convey or encumber all or any portion of the Lago Vista Property, or any interest therein, or enter into any agreement granting to any person any right with respect to the Lago Vista Property (or any portion thereof), provided, however, prior to Closing, LV Holding may solicit, discuss, and negotiate purchase offers so long as it notifies all potential buyers that the Lago Vista Property is under contract pursuant to the Contribution Agreement.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

2.	Summary of Significant Accounting Policies (cont.)

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

As of December 31, 2023, the Company’s investment in Norman Barry and Cumberland amounted to $617,607 and $3,025,000, respectively. The approximate combined financial position of the Company’s equity-based investments are summarized below as of December 31, 2023 and 2022:

Condensed balance sheet information:	2023	2022
	(Unaudited)	(Unaudited)
Total assets	$39,800,000	$37,500,000
Total liabilities	$9,700,000	$7,100,000
Members’ equity	$30,100,000	$30,400,000

4.	Note Payable

On July 14, 2021, the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on Lago Vista and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately $1,945,234 after fees. The Short-Term Note had a term of one (1) year, provided for payments of interest only at a rate of twelve percent (12%) per annum and could be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note was prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty was due. The Company capitalized $20,000 in interest charges and $4,134 in debt issuance costs during the year ended December 31, 2022 related to the Lago Vista project in accordance with ASC 835-20. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

The Company entered into a Second Real Estate Lien Note, in the principal amount of $500,000, with similar terms to the Short-Term Note (“Second Short-Term Note”). The Second Short-Term Note had a maturity date of January 14, 2023. During January 2023, the Short-Term Note and Second Short-Term Note were extended with a maturity date of February 1, 2024. Such loans were paid off from the LV Note, described below.

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

The proceeds of the LV Note were used to pay off the Short-Term Note and Second Short-Term Note. The LV Note requires monthly installments of interest only, is due on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by SG DevCo pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Peninsula at any time without interest or penalty. The Company incurred $406,825 of debt issuance costs and remitted $675,000 in prepaid interest in connection with the LV Note. As of December 31, 2023, the unamortized debt issuance balance amounted to $101,706,

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

4.	Note Payable (cont.)

On June 23, 2023, the Company entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, under which it initially received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by the Company at any time following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 of Parent’s shares of the Company’s common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with the Company’s transfer agent. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. As of December 31, 2023, the Company has paid $55,000 in debt issuance costs. The BCV Loan Agreement further provided that if SG DevCo’s shares of common stock were not listed on The Nasdaq Stock Market before August 30, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by the Company’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia (the “St. Mary’s Site”).

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

On August 16, 2023, the Company secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, SG DevCo and BCV S&G amended the BCV Loan Agreement (“Amendment No. 1”) to change the date upon which SG DevCo’s shares must be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if SG DevCo’s shares of common stock were not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, SG DevCo and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which SG DevCo’s shares must be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if SG DevCo’s shares of common stock are not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and SG DevCo and BCV S&G are in discussions regarding alternatives, if any.

On November 30, 2023, the Company entered into a Securities Purchase Agreement, dated November 30, 2023 (the “Securities Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company agreed to issue, in a private placement offering (the “Offering”) upon the satisfaction of certain conditions specified in the Securities Purchase Agreement, two debentures to Peak One in the aggregate principal amount of $1,200,000.

The closing of the first tranche was consummated on November 30, 2023 and the Company issued an 8% convertible debenture in principal amount of Seven Hundred Thousand Dollars ($700,000) (the “First Debenture”) to Peak One and a warrant (the “First Warrant”) to purchase up to Three Hundred and Fifty Thousand (350,000) shares of the Company’s common stock, to Peak One’s designee as described in the Securities Purchase Agreement. The First Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Securities Purchase Agreement and issued to Peak One and its designee an aggregate total of 100,000 shares of its restricted common stock (the “Initial Commitment Shares”) as described in the Securities Purchase Agreement.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

4.	Note Payable (cont.)

The First Debenture matures twelve months from its date of issuance and bear interest at a rate of 8% per annum payable on the maturity date. The First Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First Debenture plus all accrued and unpaid interest at a conversion price equal to $2.14 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Debenture.

The First Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the First Debenture is outstanding, if the Company receives cash proceeds of more than $1,500,000.00 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the First Debenture.

The First Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the First Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the First Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The First Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the First Debenture) until the First Debenture is paid in full.

The First Warrant expires five years from its date of issuance. The First Warrant is exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock of the Company at an exercise price equal to $2.53 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Warrant. The First Warrant provides for cashless exercise under certain circumstances.

Under the Securities Purchase Agreement, a closing of the second tranche may occur subject to the mutual written agreement of Peak One and the Company and satisfaction of the closing conditions set forth in the Securities Purchase Agreement at any time after January 29, 2024, upon which the Company would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of Five Hundred Thousand Dollars ($500,000.00) (the “Second Debenture) for a purchase price of $450,000, representing an original issue discount of ten percent (10%).

In connection with the Securities Purchase Agreement, the Company incurred a total of $75,393 in debt issuance costs. In addition, the initial fair value of the Warrant amounted to $294,438 and the fair value of the Initial Commitment Shares amounted to $195,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

For the year ended December 31, 2023 the Company recognized amortization of debt issuance costs and debt discount of $450,086 and $5,833, respectively. As of December 31, 2023, the unamortized debt issuance costs and discount amounted to $656,570 and $64,167, respectively.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

5.	Net Loss Per Share (cont.)

At December 31, 2023 and 2022, there were no securities outstanding that could potentially dilute future net loss per share.

6.	Stockholder’s Equity

As of December 31, 2023, the Company has 10,200,000 shares of common stock authorized, issued and outstanding of which 10,000,000 shares of common stock authorized, issued and outstanding which were issued to the Parent and initial shareholders of the Parent.

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

Equity Purchase Agreement

On November 30, 2023, the Company entered into an Equity Purchase Agreement (the “EP Agreement”) and related Registration Rights Agreement (the “Rights Agreement”) with Peak One, pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the EP Agreement and Rights Agreement, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Peak One. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the EP Agreement) from time to time to Peak One (i) in a minimum amount not less than $25,000.00 and (ii) in a maximum amount up to the lesser of (a) $750,000 or (b) 200% of the Average Daily Trading Value (as defined in the EP Agreement).

In connection with the EP Agreement, the Company agreed, among other things, to issue to Peak One’s designee 100,000 shares of its restricted common stock (“EP Shares”) as provided in the EP Agreement, and file a registration statement registering the common stock issued or issuable to Peak One and its designee under the EP Agreement for resale with the SEC within 45 calendar days of the EP Agreement, as more specifically set forth in the Rights Agreement and to use its reasonable best efforts to have the registration statement declared effective by the SEC within ninety (90) calendar days from November 30, 2023.

Additionally, as disclosed in Note 4, in connection with the Purchase Agreement with Peak One, the Company issued 100,000 additional shares of its restricted common stock to Peak One and its designees.

Warrant

In conjunction with the issuance of the First Debenture in November 2023, the Company issued the First Warrant to purchase 350,000 shares of common stock. The First Warrant expires five years from its date of issuance. The First Warrant is exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock of the Company at an exercise price equal to $2.53,  subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Warrant. The initial fair value of the First Warrant amounted to $294,438 and was recorded as a debt discount at the time of issuance of the First Debenture. The fair value was calculated using a Black-Scholes Value model, with the following assumptions:

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	103%

Warrant activity or the year ended December 31, 2023 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2023	-	-	-	-
Granted	350,000		5.00
Outstanding and exercisable - December 31, 2023	350,000	$2.53	4.90	$-

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

7.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 4,000,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (“2023 Plan”). The 2023 Plan expires February 2024 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

As of December 31, 2023, 1,831,250 restricted stock unit awards have been approved to be issued to directors, officers, and service providers. As of December 31, 2023, no shares have been formally issued pursuant to such awards and there has not been a fully mutually understanding of the key terms and conditions of the underlying agreements. As such, under ASC 718, Compensation - Stock Compensation, such grants have not been granted.

8.	Related Party Transactions

For the year ended December 31, 2022, the Parent allocated $1,690,377 to the Company which included payroll and general and administrative expenses which have been paid by the Parent and allocated to the Company., Additionally $207,523 of such amount is included in project development costs.

On August 9, 2023, Parent and the Company entered into a Note Cancellation Agreement, effective as of July 1, 2023, pursuant to which the Parent cancelled and forgave the remaining balance then due on that certain promissory note, dated December 19, 2021, made by the Company in favor of the Parent in the original principal amount of $4,200,000. As such, $4,000,000 was recorded as additional paid in capital during 2023.

In addition, as of December 31, 2023, $1,720,844 is due from the Parent for advances made by the Company. The Company intends to formalize the amount due into a promissory note. As of December 31, 2023, the Company has recorded a reserve against the $1,720,844, which is included in additional paid in capital.

In connection with the Separation and Distribution, the Company and the Parent entered into a shared services agreement which sets forth the terms on which the Parent provides to us certain services or functions that the companies historically have shared. Shared services will include various administrative, accounting, communications/investor relations, human resources, operations/construction services, and strategic management and other support services. During the year ended December 31, 2023 such fees amounted to $180,000.

On December 2, 2022, the Company entered into the Fabrication Agreement with SG Echo LLC (“SG Echo”) for the fabrication of approximately 800 multifamily market rate rental units, equal to approximately 800,000 square feet of new modular buildings to be located at the McLean site (the Project). The Fabrication Agreement provides that SG Echo will be paid a fee equal to 15% of the cost of the Project. The Project will be fabricated in Phases of 100 to 150 units per phase, with the schedule of the phasing to be determined in our sole discretion. The terms of payment are as follows: (i) down payment of 30% upon release of project for fabrication; (ii) stage payment of 65% upon completion of fabrication, testing and inspection of each unit as it leaves the facility; and (iii) final payment of 5% upon completion of installation on site, including acceptance of punch list items, startup of equipment and City of Durant inspection. Notwithstanding the foregoing, we may withhold 10%, as retainage, from the payment otherwise due, to be reduced to 5% after field install is watertight and 2.5% after all punch list items have been complete. The Fabrication Agreement may be terminated for cause by either party upon 30-days written notice to the other party, subject to each party’s right to cure a default or breach, except for fraud or bad faith. In the event of termination, SG Echo will be entitled to be paid for all services rendered through the date of termination. In the event the termination by us is without cause, we will also pay any expenses incurred as a result of the termination (including without limitation supplier and vendor cancellation fees, restocking fees, subcontractor termination or cancellation fees, or other similar termination costs), plus a 15% markup as compensation for SG Echo’s anticipated profit on the value of services not performed by SG Echo. In connection with the entry into the Master Purchase Agreement, on December 18, 2023, the Company and SG Echo terminated that certain Fabrication Agreement, dated December 2, 2022, between the parties relating to the McLean mixed-use site.

On December 17, 2023, the Company entered into a Master Purchase Agreement with SG Echo pursuant to which we may engage SG Echo from time to time to provide modular construction design, engineering, fabrication, delivery and other services (collectively, the “Work”) on such terms as the parties may mutually agree. The Master Purchase Agreement provides that if we should desire that SG Echo provide services in connection with any location, we will request from SG Echo a written proposal and that within 15 business days SG Echo will provide us with an itemized cost proposal for the services to be performed and a firm schedule for performing the services based upon the information contained in the request. If the proposal and schedule is satisfactory to us, the Master Purchase Agreement provides that the substance of such proposal will then be incorporated into a project order, including specific information regarding the project, the project site and services to be performed, to be executed by both parties.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

8.	Related Party Transactions (cont.)

The Master Purchase Agreement provides that SG Echo will be paid a fee equal to 12% of the agreed cost of each project. The Master Purchase Agreement further provides that payment terms for all design work and the completion of the pre-fabricated container and module shall be made in accordance with the following schedule: (a) a deposit equal to 40% of the cost of the pre- fabricated container and module only shall be paid by us to SG Echo within 5 business days of the mutual execution of a project order; (b) a progress payment (not to exceed to 35% of the cost of the pre-fabricated container and module) shall be paid by us to SG Echo monthly in proportion to the percentage of Work completed, which payment shall be made within 10 business days of the Company receipt of SG Echo’s invoice; (c) a progress payment equal to 15% of the cost of the pre-fabricated container and module shall be paid by us to SG Echo within 10 business days of the delivery of the pre-fabricated container and module to the specific project site; and (d) the final payment equal to 10% of the cost of the pre-fabricated container and module only shall be paid by us to SG Echo within 10 business days of the substantial completion of the Work. Substantial completion of the Work shall be as defined by the applicable project order. Notwithstanding the foregoing, we may withhold 10% of the invoiced amount, as retainage, which will be paid to SG Echo once the specific project is completed (including any punch list items). The Master Purchase Agreement may be terminated by either party if there is a material default by the other party and such default continues for a period of 20 days after receipt by the defaulting party of written notice thereof. If we terminate the Master Purchase Agreement or any project order as a result of a default by SG Echo, SG Echo will not be entitled to receive further payment until the Work is finished. If the unpaid balance of the amount set forth in the project order for the project is less than the cost of finishing the Work, SG Echo will pay the difference to us. In no event will SG Echo be entitled to receive any compensation if the cost to us of performing the balance of the Work is less than the unpaid balance. In addition, we may terminate the Master Purchase Agreement or any project order without cause. In the event the termination by us is without cause, SG Echo will be entitled to payment for all work and costs incurred prior to termination date plus the applicable fee owed to SG Echo thereon as more particularly described in the applicable project order.

The initial project for which modular construction services are anticipated to be provided to us by SG Echo is our Magnolia Gardens residential project to be built on our McLean mixed-use site in Durant, Oklahoma, consisting of 800 residential units. In accordance with the Master Purchase Agreement, SG Echo will provide us with an itemized cost proposal for the services to be performed for the Magnolia Gardens residential project and a firm schedule for performing the services. If the proposal and schedule is satisfactory to the Company, the proposal will be then incorporated into a project order to be executed by both parties.

As of December 31, 2023, included in accounts payable and accrued expenses is $145,000 due to the Company’s board members. This includes pro-rated cash retainer for the 4th quarter of 2023.

9.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year end and period ended December 31, 2023 and 2022:

Deferred:	2023	2022
Federal	$(332,456)	$(513,294)
State and local	(22,820)	(35,234)
Total deferred	(355,276)	(548,528)
Total provision (benefit) for income taxes	(355,276)	(548,528)
Less: valuation reserve	355,276	548,528
Income tax provision	$-	$-

A reconciliation of the federal statutory rate to 0.0% for the year ended December 31, 2023 and the year ended December 31, 2022 to the effective rate for income from operations before income taxes is as follows:

Benefit for income taxes at federal statutory rate	21.0%
State and local income taxes, net of federal benefit	1.4
Less valuation allowance	(22.4)
Effective income tax rate	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets at December 31, 2023 and 2022 as follows:

	2023	2022
Net operating loss carryforward	$355,276	$439,519
Valuation allowance	(355,276)	(439,519)
Net deferred tax asset	$-	$-

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

9.	Income Taxes (cont.)

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased by $355,276 and $439,519 during the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

As of December 31, 2023, the Company had a net operating loss carryforward of approximately $1,500,000 for Federal and State tax purposes. This net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2023 and 2022, the Company has no unrecognized tax positions, including interest and penalties. The 2022 tax year is still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

10.	Commitments and Contingencies

At times the Company may be subject to certain claims and lawsuits arising in the normal course of business. The Company will assess liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company will record a liability in our financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company will not record an accrual, consistent with applicable accounting guidance. The Company is not currently involved in any legal proceedings.

11.	Subsequent Events

On January 31, 2024, the Company entered into an Agreement of Sale (the “Agreement of Sale”) with Pigmental, LLC, a Delaware limited liability company (“Pigmental Studios”), to sell approximately 27 acres of land zoned for a manufacturing facility in St. Mary’s, Georgia (the “St Mary’s Industrial Site”) owned by the Company to Pigmental Studios for $1.35 million, payable $900,000 in cash and $450,000 by the issuance of a promissory note to the Company. The promissory note will bear interest at 10% per annum, provide for monthly interest only payments of $3,750 commencing May 1, 2024, mature on April 30, 2025, and be secured by a mortgage on the St Mary’s Industrial Site. The Company expects the transaction will close on or about April 1, 2024. The Agreement of Sale provides that the closing of the sale by the Company to Pigmental Studios of the St Mary’s Industrial Site will occur no later than April 30, 2024, with time being of the essence.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2023 and for the Year Ended December 31, 2022

11.	Subsequent Events (cont.)

On February 7, 2024, the Company acquired Majestic World Holdings LLC (“MWH”) pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated as of February 7, 2024, by and among the Company, the members of MWH listed therein (the “Members”), MWH and Matthew A. Barstow, as Sellers Representative. Pursuant to the Purchase Agreement, the aggregate consideration payable by the Company for the outstanding membership interests (the “Membership Interests’) of MWH consists of 500,000 shares of the Company’s restricted stock (the “Stock Consideration”) and $500 thousand in cash (the “Cash Consideration”). The Purchase Agreement and a related side letter agreement (the “Side Letter Agreement”) provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “MWH Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the MWH Closing. The Membership Interests will be transferred and assigned to Buyer as follows: (y) sixty-eight and one quarter percent (68.25%) of the Membership Interests were transferred to the Company at MWH Closing, and (z) the remaining 31.75% will be transferred to the Company in five equal installments of 6.35% each on the first day of each of the five quarterly periods following the MWH Closing. The Purchase Agreement contains customary representations, warranties, and covenants of the parties. Additional agreements ancillary to the Purchase Agreement were executed at the MWH Closing, including but not limited to a profit sharing agreement, assignments of the Membership Interests and employment agreements. Pursuant to the profit sharing agreement (the “Profit Sharing Agreement”) entered into as of February 7, 2024, the Company agreed to pay the Members a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by MWH and its subsidiaries.

On February 15, 2024, the Company entered into an amendment (the “Amendment”) to the Securities Purchase Agreement with Peak One.

The Amendment provides that the second tranche be separated into two tranches (the second and third tranche) wherein which we would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000.  In addition, the Amendment provides that we will issue (i) 35,000 shares of our Common Stock on the closing of each of the second tranche and the third tranche as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

The closing of the second tranche was consummated on February 16, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Second Debenture”) and a warrant (the “Second Warrant”) to purchase up to 125,000 shares of the Company’s common stock. The Second Debenture was sold to Peak One for a purchase price of $225,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares.

The closing of the third tranche was consummated on March 22, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Third Debenture”) and a warrant (the “Third Warrant”) to purchase up to 125,000 shares of the Company’s Common Stock. In connection with the closing of the third tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the third tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares. The First Debenture, the Second Debenture the Third Debenture are collectively referred to as the “Debentures.” The First Warrant, the Second Warrant and the Third Warrant are collectively referred to as the “Warrants.”

The Debentures mature twelve months from their date of issuance and bear interest at a rate of 8% per annum payable on the maturity date. The Debentures are convertible, at the option of the holder, at any time, into such number of shares of our common stock equal to the principal amount of the Debentures plus all accrued and unpaid interest at a conversion price equal to $2.14 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Debentures.

On March 1, 2024, Safe and Green Development Corporation (the "Company") entered into a credit agreement (the “Credit Agreement”) with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date” of the Line of Credit is September 1st, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, the Company issued 154,320 shares of the Company’s restricted common stock (the “Shares”) to Lender. On March 4, 2024, the Company drew down $60,000.00 from the Line of Credit.