Form 10-Q
period 2024-03-31
Safe & Green Development Corp
filed 2024-05-15
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024 the issuer had a total of 15,756,636.000 shares of the registrant’s common stock, $0.001 par value, outstanding.

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$77,537	$3,236
Prepaid asset and other current assets	410,398	231,989
Current Assets	487,935	235,225

Assets held for sale	4,400,361	4,400,361
Land	1,190,655	1,190,655
Property and equipment, net	35,408	3,569
Project development costs and other non-current assets	91,488	65,339
Equity-based investments	3,642,607	3,642,607
Intangible assets	153,409
Goodwill	1,810,787	22,210

Total Assets	$11,812,650	$9,559,966

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$1,301,263	$601,292
Due to affiliates	260,000	260,000
Short term notes payable, net	6,756,475	6,810,897
Total current liabilities	8,317,738	7,672,189

Contingent consideration liability	945,000	-
Total Liabilities	9,262,738	7,672,189

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,351,248 issued and outstanding as of March 31, 2024 and 10,200,000 shares authorized, issued and outstanding as of December 31, 2023	14,351	10,200
Additional paid-in capital	12,733,779	9,008,124
Accumulated deficit	(10,198,218)	(7,130,547)
Total stockholder’s equity	2,549,912	1,887,777

Total Liabilities and Stockholder’s Equity	$11,812,650	$9,559,966

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
	(Unaudited)	(Unaudited)
Revenue:
Sales	$49,816	$-
Total	49,816	-

Operating expenses:
Payroll and related expenses	$2,016,087	$473,497
General and administrative expenses	466,254	235,270
Marketing and business development expense	69,150	12,146
Total	2,551,491	720,913
Operating loss	(2,501,675)	(720,913)
Other expense:
Interest Expense	(565,996)	(183,590)
Other Income	-	-

Net loss	$(3,067,671)	$(904,503)

Net loss per share
Basic and diluted	$(0.26)	$(904.50)

Weighted average shares outstanding:
Basic and diluted	11,861,379	1,000

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	1,000	$1	$5,095,345	$(2,930,006)	$2,165,340
Capital contributions	-	-	959,384	-	959,384
Net loss	-	-		(904,503)	(904,503)
Balance at March 31, 2023	1,000	$1	$6,054,729	$(3,834,509)	$2,220,221

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	10,200,000	$10,200	9,008,124	$(7,130,547)	$1,887,777
Conversion of notes payable	1,098,905	1,099	698,901	-	700,000
Issuance of common stock	286,000	286	525,009	-	525,295
Issuance of stock for services and debt and warrant issuance	421,094	421	322,450	-	322,871
Issuance of common stock from restricted stock units	1,539,418	1,539	1,745,101	-	1,746,640
Cashless warrant exercise	305,831	306	(306)	-	-
Issuance of stock in connection with business combination	500,000	500	434,500		435,000
Net loss	-	-	-	(3,067,671)	(3,067,671)
Balance at March 31, 2024	14,351,248	$14,351	12,733,779	$(10,198,218)	$2,549,912

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Three months Ended March 31, 2024	For the Three months Ended March 31, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,067,671)	$(904,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161	-
Amortization of debt issuance costs	314,996	80,000
Stock based compensation	1,746,640	-
Common stock for services	322,871	-
Changes in operating assets and liabilities:
Prepaid asset and other current assets	(178,408)	(39,514)
Intangible assets	(30,731)	(10,825)
Accounts payable and accrued expenses	167,633	(47,360)
Due to affiliates	-	-
Net cash used in operating activities	(724,509)	(922,202)

Cash flows from investing activities:
Additions to assets held for sale	-	(3,535)
Cash acquired bus combination	1,082	-
Purchase of computers and software	(32,000)	-
Project development costs	(26,150)	(9,607)
Equity-based investments	--	(25,000)
Net cash used in investing activities	(57,068)	(38,142)

Cash flows from financing activities:
Debt issuance costs	(321,117)	(486,825)
Proceeds from short-term notes payable	651,700	4,325,000
Issuance of common stock from EP Agreement	525,295
Repayment of short-term notes payable		(2,500,000)
Contributions	-	959,384
Net cash provided by financing activities	855,878	2,297,559

Net change in cash	74,301	1,337,215

Cash – beginning of period	3,236	720

Cash – end of period	$77,537	$1,337,935

Supplemental disclosure of non-cash operating activities:
Prepaid interest held back from proceeds from short-term notes payable	$-	$675,000
Conversion of notes payable	$700,000	$-
Assets and liabilities acquired in business combination:
Intangible assets	$100,468	$-
Goodwill	$1,810,787	$-
Accounts payable and accrued expenses	$32,237	$--
Contingent consideration payable	$945,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

1.	Description of Business

Safe and Green Development Corporation (the “Company” or “SG DevCo”), previously known as SGB Development Corp., a Delaware corporation, was incorporated on February 17, 2021. The Company was formed in 2021 for the purposes of real property development using purpose-built, prefabricated modules built from both wood and steel. Our current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. Additionally, a majority owned subsidiary of SG DevCo, Majestic World Holdings LLC, is a prop-tech company that has created the XENE Home Platform. It is powered by advanced AI technology which aims to decentralize the real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment.

Going Concern

The Company began operations during 2021 and has incurred net losses since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Prior to becoming a public company, the Company’s operations had primarily been funded through advances from Safe & Green Holdings Corp., the Company’s then parent company (“Parent”) and the Company had been largely dependent upon Parent for funding. The Company has recently funded its operations through a bridge note financing, project level financing, and the issuance of its equity and debt securities. The Company has also initiated strategic monetization of properties, which may yield additional financing proceeds to fund operations. Management believes that these actions will enable the Company to continue as a going concern.

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

In connection with the Separation and Distribution, the Company entered into a separation and distribution agreement and several other agreements with Parent. These agreements provide for the allocation between Parent and the Company of the assets, employees, liabilities and obligations (including, among others, investments, property, employee benefits and tax-related assets and liabilities) of Parent and its subsidiaries attributable to periods prior to, at and after the Separation and govern the relationship between the Company and Parent subsequent to the completion of the Separation. In addition to the separation and distribution agreement, the other principal agreements entered into with Parent included a tax matters agreement and a shared services agreement.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

2.	Summary of Significant Accounting Policies

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

Revenue recognition – The Company determines, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time, regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with its revenue policy:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated to date resulted from commissions related to residential real estate purchases and sales transactions. For this revenue, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time.

Investment Entities — On May 31, 2021, the Company agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus does not consolidate the activities in its financial statements. The Company used the equity method to report the activities as an investment in its financial statements.

On June 24, 2021, the Company entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). The Company contributed $3,000,000 for its 10% equity interest. During the year ended December 31, 2023, the Company contributed an additional $25,000. The purpose of Cumberland is to develop a waterfront parcel in a mixed-use destination community. The Company has determined it is not the primary beneficiary of Cumberland and thus does not consolidate the activities in its financial statements. The Company uses the equity method to report the activities as an investment in its financial statements.

During the three months ended March 31, 2024 and 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2024 or December 31, 2023.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of March 31, 2024 and December 31, 2023.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, and $131,199 of software development acquired in connection with the business combination described below, which will be amortized over 3 years, As of March 31, 2024 the website costs and software development are not in service. The Company evaluated intangible assets for impairment during the three months ended March 31, 2024 and 2023 and determined that there are no impairment losses.

Project Development Costs — Project development costs are stated at cost. At March 31, 2024 and December 31, 2023, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

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

At Closing, LV Holding must pay a 5% brokerage commission based upon the $11,500,000 property value. Until the Closing or the earlier termination of the Contribution Agreement, LV Holding has agreed to not convey or encumber all or any portion of the Lago Vista Property, or any interest therein, or enter into any agreement granting to any person any right with respect to the Lago Vista Property (or any portion thereof), provided, however, prior to Closing, LV Holding may solicit, discuss, and negotiate purchase offers so long as it notifies all potential buyers that the Lago Vista Property is under contract pursuant to the Contribution Agreement. See the subsequent events footnote for additional information.

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

For the Three months Ended March 31, 2024 and 2023

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

Business Combinations — The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s consolidated statements of operations. Costs that the Company incurs to complete the business combination are charged to general and administrative expenses as they are incurred.

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

3.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2024 and December 31, 2023 the Company’s property and equipment, net consisted of the following:

	2024	2023
Computer equipment and software	$35,805	$3,805
Less: accumulated depreciation	(397)	(236)
Property, plant and equipment, net	$35,408	$3,569

Depreciation expense for the three months ended March 31, 2024 amounted to $161.

4.	Equity-based investments

As of March 31, 2024, the Company’s investment in Norman Barry and Cumberland amount to [$617,607] and [$3,025,000], respectively. The approximate combined financial position of the Company’s equity-based investments are summarized below as of March 31, 2024 and December 31, 2023:

Condensed balance sheet information:	March 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Total assets	$39,800,000	$39,800,000
Total liabilities	$9,700,000	$9,700,000
Members’ equity	$30,100,000	$30,100,000

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

5.	Notes Payable

During August 2022, in connection with the purchase of the St. Mary’s property in Georgia, the Company entered into a promissory note in the amount of $148,300. This note has a term of one (1) year, provided for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one year period. During March 2024, the note was modified and the principal amount was increased to $200,000.

On March 31, 2023, LV Peninsula Holding LLC (“LV Peninsula”), a Texas limited liability company and wholly owned subsidiary of the Company, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on the Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on the Company’s project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on the Company’s site in Durant, Oklahoma.

The proceeds of the LV Note were used to pay off prior notes. The LV Note requires monthly installments of interest only and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by the Company pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Peninsula at any time without interest or penalty. The Company incurred $406,825 of debt issuance costs and remitted $675,000 in prepaid interest in connection with the LV Note. The LV Note had an original maturity date of April 1, 2024. On April 3rd, 2024, the maturity date was extended to April 1, 2025.

On June 23, 2023, the Company entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, under which it initially received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by the Company at any time following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 of Parent’s shares of the Company’s common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with the Company’s transfer agent. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. As of March 31, 2024, the Company has paid $55,000 in debt issuance costs. The BCV Loan Agreement further provided that if the Company’s shares of common stock were not listed on The Nasdaq Stock Market before August 30, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by the Company’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia (the “St. Mary’s Site”).

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

On August 16, 2023, the Company secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, the Company and BCV S&G amended the BCV Loan Agreement (“Amendment No. 1”) to change the date upon which the Company’s shares must be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if the Company’s shares of common stock were not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, the Company and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which the Company’s shares must be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if the Company’s shares of common stock are not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and the Company and BCV S&G are in discussions regarding alternatives, if any.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

5.	Notes Payable (cont.)

On November 30, 2023, the Company entered into a Securities Purchase Agreement, dated November 30, 2023 (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company agreed to issue, in a private placement offering consisting of two tranches, two Debentures to Peak One in the aggregate principal amount of $1,200,000.

The closing of the first tranche was consummated on November 30, 2023 and the Company issued an 8% convertible debenture in principal amount of $700,000(the “Debenture”) to Peak One and a warrant (the “Warrant”) to purchase up to 350,000 shares of the Company’s common stock, to Peak One’s designee as described in the Purchase Agreement. The Initial Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional and issued to Peak One and its designee an aggregate total of 100,000 shares of its restricted common stock as commitment shares.

The Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $2.14 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39.

The Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Debenture is outstanding, if the Company receives cash proceeds of more than $1,500,000 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture.

The Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the Debenture) until the Debenture is paid in full.

The Warrant expires five years from its date of issuance. The Warrant is exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock of the Company at an exercise price equal to $2.53, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39. The Warrant provides for cashless exercise under certain circumstances.

Under the Purchase Agreement, a closing of the second tranche could occur subject to the mutual written agreement of Peak One and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after January 29, 2024, upon which the Company would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount $500,000.

In connection with the Purchase Agreement, the Company incurred a total of $75,393 in debt issuance costs. In addition, the initial fair value of the Warrant amounted to $294,438 and the fair value of the commitment shares amounted to $195,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

During the three months ended March 31, 2024 the balance of $700,000 from the Debenture was converted into1,098,904 shares of common stock And we issued 305,831 shares of our common stock in connection with the exercise, in full of the Warrant, on a cashless basis.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

5.	Notes Payable (cont.)

On February 15, 2024, the Company entered into an amendment (the “Amendment”) to the Purchase Agreement with Peak One.

The Amendment provides that the second tranche be separated into two tranches (the second and third tranche) wherein which the Company would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000 (representing an original issue discount of ten percent (10%) with the same terms as the Debenture).  In addition, the Amendment provides that the Company will issue (i) 35,000 shares of its Common Stock on the closing of each of the second tranche and the third tranche as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant (with the same terms as the Warrant) for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

The closing of the second tranche was consummated on February 16, 2024. In connection with the second tranche, the Company incurred a total of $20,000 in debt issuance costs. In addition, the initial fair value of the warrant issued at the February 2024 closing of the second tranche amounted to $21,204 and the fair value of the commitment shares issued at the February 2024 closing of the second tranche amounted to $28,350, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

The closing of the third tranche was consummated on March 20, 2024 In connection with the third tranche, the Company incurred a total of $20,000 in debt issuance costs. In addition, the initial fair value of the warrant issued at the March 2024 closing of the third tranche amounted to $23,279 and the fair value of the commitment shares issued at the March 2024 closing of the third tranche amounted to $30,800, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

On March 1, 2024, the Company entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, the Company issued 154,320 shares of the Company’s restricted common stock to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. During the three months ended March 31, 2024, the Company drew down $100,000 from the Line of Credit.

For the three months ended March 31, 2024, the Company recognized amortization of debt issuance costs and debt discount of $314,996. For the three months ended March 31, 2023, the Company recognized amortization of debt issuance costs of $80,000. As of March 31, 2024, the unamortized debt issuance costs and discount amounted to $793,525.

6.	Business Combination

On February 7, 2024, the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). The aggregate consideration payable by the Company for the outstanding membership interests (the “Membership Interests’) of Majestic consists of 500,000 shares of the Company’s restricted stock (the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The MIPA and a related side letter provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. . In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), the Company agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries..  In accordance with ASC 805, the Majestic acquisition is accounted for as a business combination. The Majestic acquisition was made for the purpose of expanding the Company’s footprint into technology space.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

6.	Business Combination (cont.)

The purchase consideration amounted to:

Cash	$500,000
Contingent consideration payable	945,000
Equity compensation	435,000
$1,880,000

As part of the Majestic acquisition, the Company recorded a contingent consideration liability for additional payments pursuant to the Profit Sharing Agreement. The initial contingent consideration liability of $945,000 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Majestic Acquisition:

Cash and cash equivalents	$1,082
Intangible assets	100,468
Goodwill	1,810,787
Accounts payable and accrued expenses	(32,337)
$1,880,000

As of March 31, 2024, the intangible assets are not in service. Once they are in service, they will be amortized over three years. As of March 31, 2024, the Company has not completed its measurement period with respect to the Majestic acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

Below is a proforma condensed consolidated statement of operations for the three months ended March 31, 2024, as if the Company purchased Majestic as of January 1, 2024. A proforma condensed consolidated statement of operations for the three months ended March 31, 2023, is not presented because during that period there was no activity in Majestic.

For the Three Months Ended March 31, 2024
(Unaudited)
Revenue:
Sales	$121,808
Total	121,808

Operating expenses:
Payroll and related expenses	$2,016,087
General and administrative expenses	587,488
Marketing and business development expense	69,150
Total	2,672,725
Operating loss	(2,550,917)
Other expense:
Interest Expense	(565,996)
Other Income	-

Net loss	$(3,116,913)

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

7.	Net Loss Per Share

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

At March 31, 2024, there were 294,169 warrants outstanding that could potentially dilute future net loss per share.

8.	Stockholder’s Equity

As of March 31, 2024, the Company has 14,351,248 shares of common stock authorized, issued and outstanding of which 10,000,000 shares of common stock authorized, issued and outstanding which were issued to the Parent and initial shareholders of the Parent.

On September 27, 2023, Parent effected a pro rata distribution to Safe & Green Holdings Corp.’s stockholders of approximately 30% of the then outstanding shares of their common stock (“Distribution”). In connection with the Distribution, each Parent stockholder received 0.930886 shares of our common stock for every five (5) shares of Parent common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, the Company was no longer a wholly owned subsidiary of Parent and Parent held approximately 70% of the Company’s issued and outstanding securities.

Equity Purchase Agreement

On November 30, 2023, the Company entered into an Equity Purchase Agreement (the “EP Agreement”) with Peak One, pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multipletranches upon satisfaction of certain terms and conditions. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the EP Agreement) from time to time to Peak One (i) in a minimum amount not less than $25,000.00 and (ii) in a maximum amount up to the lesser of (a) $750,000 or (b) 200% of the Average Daily Trading Value (as defined in the EP Agreement).

In connection with the EP Agreement, the Company agreed, among other things, to issue to Peak One’s designee 100,000 shares of its restricted common stock as commitment shares. As of May 10th, 2024, the company has sold approximately 886,000 shares under the EP Agreement for gross proceeds of approximately $723,660.00.

Additionally, as disclosed in Note 5, in connection with the Purchase Agreement with Peak One, the Company has paid more than additional commitment shares of its restricted common stock to Peak One and its designees pursuant to the Purchase Agreement as amended.

Warrants

In conjunction with the issuance of the Debenture in November 2023, the Company issued the Warrant to purchase 350,000 shares of common stock. The Warrant expires five years from its date of issuance. The Warrant is exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock of the Company at an exercise price equal to $2.53 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Warrant. The initial fair value of the Peak Warrant amounted to $294,438 and was recorded as a debt discount at the time of issuance of the Debenture. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	103%

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

8.	Stockholder’s Equity (cont.)

In conjunction with the issuance of the second and third Peak debentures in February and March 2024, the Company issued the second and third peak warrants to purchase an aggregate of 250,000 shares of common stock. The second and third Peak warrants each expire five years from their respective date of issuance. The second and third Peak warrants each is exercisable, at the option of the holder, at any time, for up to 125,000  shares of common stock of the Company at an exercise price equal to $2.53, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39. The initial fair value of the Second and Third Warrants amounted to an aggregate of $44,483 and was recorded as a debt discount at the time of issuance of the Second and Third Debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.22%
Contractual term	5 years
Dividend yield	0%
Expected volatility	106%

Warrant activity for the three months ended March 31, 2024 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable – January 1, 2024	350,000	2.53	4.90	-
Granted	250,000	$1.06	5.00
Exercised	(305,831)
Outstanding and exercisable – March 31, 2024	250,000	$2.53	4.60	$-

9.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 4,000,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (“2023 Plan”). The 2023 Plan expires February 2033 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

As of December 31, 2023, 1,831,250 restricted stock unit awards have been approved to be issued to directors, officers, and service providers. During the three months ended March 31, 2024, 2,017,500 restricted stock units were formally accepted, which includes the 1,831,250 restricted stock unit award which were formally issued. These units were issued at the fair value between $0.74 and $1.10 per share, which represents the closing price of the Company’s common stock acceptance of the grant.. The fair value of these units upon issuance amounted to $1,865,400. For the three months ended March 31, 2024, the Company recorded stock-based compensation expense of $1,746,640, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. As of March 31, 2024, there was a total of $118,760 of unrecognized compensation costs related to non-vested restricted stock units.

On January 1st, 2024, 459,000 shares of the company’s common stock were added to the 2023 Plan pursuant to the evergreen provision previously disclosed. Therefore, as of January 1, 2024, there were 2,441,500 shares of the Company’s common stock available for issuance under the 2023 Plan.

The following table summarized restricted stock unit Activities during the three months ended March 31, 2024:

Number of Shares
Non – vested balance at January 1,2024	-
Granted	2,017,500
Vested	(1,881,968)
Forfeited/Expired	-
Non – vested balance at March 31, 2024	135,532

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

10.	Related Party Transactions

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

In addition, as of March 31, 2024 and December 31, 2023, $1,720,844 is due from the Parent for advances made by the Company. The Company intends to formalize the amount due into a promissory note. As of December 31, 2023, the Company has recorded a reserve against the $1,720,844, which is included in additional paid in capital.

On December 17, 2023, the Company entered into a Master Purchase Agreement with SG Echo pursuant to which the Company may engage SG Echo from time to time to provide modular construction design, engineering, fabrication, delivery and other services (collectively, the “Work”) on such terms as the parties may mutually agree. The Master Purchase Agreement provides that if the Company should desire that SG Echo provide services in connection with any location, the Company will request from SG Echo a written proposal and that within 15 business days SG Echo will provide us with an itemized cost proposal for the services to be performed and a firm schedule for performing the services based upon the information contained in the request. If the proposal and schedule is satisfactory to the Company, the Master Purchase Agreement provides that the substance of such proposal will then be incorporated into a project order, including specific information regarding the project, the project site and services to be performed, to be executed by both parties.

The Master Purchase Agreement provides that SG Echo will be paid a fee equal to 12% of the agreed cost of each project. The Master Purchase Agreement further provides that payment terms for all design work and the completion of the pre-fabricated container and module shall be made in accordance with the following schedule: (a) a deposit equal to 40% of the cost of the pre- fabricated container and module only shall be paid by us to SG Echo within 5 business days of the mutual execution of a project order; (b) a progress payment (not to exceed to 35% of the cost of the pre-fabricated container and module) shall be paid by the Company to SG Echo monthly in proportion to the percentage of Work completed, which payment shall be made within 10 business days of the Company receipt of SG Echo’s invoice; (c) a progress payment equal to 15% of the cost of the pre-fabricated container and module shall be paid by us to SG Echo within 10 business days of the delivery of the pre-fabricated container and module to the specific project site; and (d) the final payment equal to 10% of the cost of the pre-fabricated container and module only shall be paid by us to SG Echo within 10 business days of the substantial completion of the Work. Substantial completion of the Work shall be as defined by the applicable project order. Notwithstanding the foregoing, we may withhold 10% of the invoiced amount, as retainage, which will be paid to SG Echo once the specific project is completed (including any punch list items). The Master Purchase Agreement may be terminated by either party if there is a material default by the other party and such default continues for a period of 20 days after receipt by the defaulting party of written notice thereof. If the Company terminates the Master Purchase Agreement or any project order as a result of a default by SG Echo, SG Echo will not be entitled to receive further payment until the Work is finished. If the unpaid balance of the amount set forth in the project order for the project is less than the cost of finishing the Work, SG Echo will pay the difference to us. In no event will SG Echo be entitled to receive any compensation if the cost to the Company of performing the balance of the Work is less than the unpaid balance. In addition, the Company may terminate the Master Purchase Agreement or any project order without cause. In the event the termination by the Company is without cause, SG Echo will be entitled to payment for all work and costs incurred prior to termination date plus the applicable fee owed to SG Echo thereon as more particularly described in the applicable project order.

As of March 31, 2024, and December 31, 2023, included in accounts payable and accrued expenses is $145,000 due to the Company’s board members.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

11.	Commitments and Contingencies

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

12.	Subsequent Events

Lago Vista Note

On April 3, 2024, LV Holding, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of the LV Note3. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lago Vista,site, a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma,. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at fixed rate of 17.00% and may be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note have been guaranteed by the Company pursuant to a Guaranty, dated April 3, 2024.

St. Mary’s Site

As of April 25, 2024, the Company entered into an amendment to the agreement of sale with Pigmental, LLC, a Delaware limited liability company (“Pigmental Studios”), to sell approximately the St. Mary’s Site. Pursuant to the original agreement of sale, the Company was to sell the St. Mary’s Site to Pigmental Studios for $1.35 million, payable $900,000 in cash and $450,000 by the issuance of a promissory note to the Company, with the closing to occur no later than April 30, 2024. The amendment to the agreement of sale extends the closing date and amends the purchase price contingent upon the closing date selected by Pigmental Studios as follows:

●	If Pigmental Studios closes by April 30, 2024, the total purchase price will be $1,290,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $390,000 by the issuance of a promissory note to the Company.

●	If Pigmental Studios closes by May 15, 2024, the total purchase price will be $1,310,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $410,000 by the issuance of a promissory note to the Company.

●	If Pigmental Studios closes by May 30, 2024, the total purchase price will be $1,375,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $475,000 by the issuance of a promissory note to the Company.

Lago Vista Site

On April 25, 2024, the Company entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell the Company’s Lago Vista site to Lithe for $5.825 million. The Contract of Sale provides that the closing of the sale by the Company to Lithe of the Lago Vista site is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period.

As a result, on April 25, 2024, the Company received written notice from counsel to Preserve terminating the Contribution Agreement.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

12.	Subsequent Events (Cont.)

Peak One Transaction April 2024

On April 29, 2024, the Company entered into a Securities Purchase Agreement, dated April 29, 2024 (the “April 2024 Purchase Agreement”) with Peak One, pursuant to which the Company agreed to issue, in a private placement offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three Debentures to Peak One in the aggregate principal amount of $1,200,000. At the closing of the first tranche was consummated on April 29, 2024 and the Company issued an 8% convertible debenture in principal amount of $350,000(the “First 2024 Debenture”) to Peak One and a warrant (the “First 2024 Warrant”) to purchase up to 262,500 shares of the Company’s common stock, to Peak One’s designee as described in the Purchase Agreement. The First 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, the Company paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of its restricted common stock as commitment shares.

The First 2024 Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The First 2024 Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.70, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165.

The First 2024 Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the First 2024 First Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the First 2024 Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the First 2024 Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the First 2024 Debenture, the First 2024 Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the First 2024 Debenture) or incurring any new indebtedness that is senior to the First 2024 Debenture or secured by the assets of the Company until the First 2024 Debenture is paid in full.

The First 2024 Warrant expires five years from its date of issuance. The First 2024 Warrant is exercisable, at the option of the holder, at any time, for up to 262,500 of shares of common stock of the Company at an exercise price equal to $0.76, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165. The First 2024 Warrant provides for cashless exercise under certain circumstances.

Under the April 2024 Purchase Agreement, a closing of the second tranche may occur subject to the mutual written agreement of Peak One and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after June 28, 2024, upon which the Company would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $350,000 and issue to Peak One’s designee on the same terms and conditions a second warrant to purchase up to 262,500 shares of the Company’s common stock. The second debenture would be sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, the Company will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and will issue to Peak One and its designee an aggregate total of 80,000 shares as commitment shares.

Under the April 2024 Purchase Agreement, a closing of the third tranche may occur subject to the mutual written agreement of Peak One and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after 60 days after the closing of the second tranche, upon which the Company would issue and sell to Peak One on the same terms and conditions a third 8% convertible debenture in the principal amount of $500,000. and issue to Peak One’s designee on the same terms and conditions a third warrant ) to purchase up to 375,000 shares of the Company’s common stock. The third debenture would be sold to Peak One for a purchase price of $450,000, representing an original issue discount of ten percent (10%). In connection with the closing of the third tranche, the Company will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and will issue to Peak One and its designee an aggregate total of 100,000 shares as commitment shares.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three months Ended March 31, 2024 and 2023

12.	Subsequent Events (Cont.)

The number of shares of the Company’s common stock that may be issued pursuant to the April 2024 Purchase Agreement (including the commitment shares), upon conversion of the debentures, exercise of the warrants, the issuance of Common Stock underlying the common stock purchase warrants issued by the Company on February 15, 2024 and March 21, 2024 (the “Prior Warrants”), and the issuance of an aggregate of 35,000 shares of Common Stock to Peak One and its designee in connection with the issuance of the Prior Warrants, is subject to an exchange cap of 19.99% of the outstanding number of shares of the Corporation’s common stock on the closing date, of which at least 1,982,819 shares of Common Stock shall be allocated to the transactions contemplated by the April 2024 Purchase Agreement, unless shareholder approval to exceed the exchange cap is approved.

MyVONIA

As of May 6, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with Dr. Axely Congress to purchase all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock. Of such shares, 200,000 shares of common stock will be issued at closing, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. The APA contains customary closing conditions and Dr. Congress has agreed to a non-compete. Dr. Congress will also enter into a consulting agreement with the Company at closing to continue to develop MyVONIA and provide such other services as are required pursuant thereto.

Nasdaq Notice

On April 16, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $1,887,777 as of December 31, 2023, as reported in its Annual Report on Form 10-K filed with the SEC on April 1, 2024, was below the minimum requirement of $2,500,000. The notification received has no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to its compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, we have 45 calendar days (until May 31, 2024), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company intends to submit a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, the Company will be granted an extension of up to 180 calendar days from April 16, 2024, to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but it fails to evidence compliance within the extension period, it will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On April 25, 2024, the Company received written notice from Nasdaq notifying it that for the preceding 30 consecutive business days (March 14, 2024, through April 24, 2024), its common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “SGD.”

In accordance with Nasdaq Listing RulI810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until October 22, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of the Company’s common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify the Company if it determines it is in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies.

If, however, the Company does not achieve compliance with the Minimum Bid Price Requirement by October 22, 2024, the Company may be eligible for additional time to comply. In order to be eligible for such additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period.

The Company intends to actively monitor the bid price of its common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain its Nasdaq listing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “SG DevCo,” “we,” “us,” and “our” refer to Safe and Green Development Corporation and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2023 included in our Annual Report for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024 (the “2023 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2023 10-K for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

●	The long-term sustainability of our operations as well as future growth depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

●	We operate in a highly competitive market for investment opportunities, and we may be unable to identify and complete acquisitions of real property assets.

●	Our property portfolio has a high concentration of properties located in certain states.

●	There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

●	Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

●	Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

●	Previously undetected environmentally hazardous conditions may adversely affect our business.

●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.

●	If we were deemed to be an investment company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

●	Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

●	Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

●	We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

●	We may not be able to sell our real property assets when we desire.

●	Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

●	If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp or Peak One, it could disrupt or adversely affect our business and our stock price could decline.

●	Future outbreaks of any highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

●	SG Holdings beneficially owns a significant portion of our outstanding common stock, and it may therefore be able to substantially control our management and affairs.

●	We currently do not intend to pay dividends on our common stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

●	We may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of the Company.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our management.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Our failure to comply with continued listing requirements of Nasdaq.

●	Risks relating to ownership of our common stock, including high volatility and dilution.

The risks and uncertainties included here are not exhaustive or necessarily in order of importance. Other sections of this report and other reports we file with the SC include additional factors that could affect our business and financial performance, including discussed in “Part II – Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as the Risk Factors set forth in our 2023 10-K. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings” or “Parent”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. Our current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. To date, we have not generated any revenue and our activities have consisted solely of the acquisition of three properties, an investment in two entities that have acquired two properties to be further developed; however we have not yet commenced any development activities and the acquisition of a majority interest in MWH described below. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily housing.. In addition to these development projects, we intend, subject to our ability to raise sufficient capital, to build additional, strategically placed manufacturing facilities that will be sold or leased to third parties. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers.

We intend to develop the properties that we own from the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt. We have forecasted to invest approximately $500,000 over the course of the next 12 months to start the development of our Magnolia Gardens Project to be built on our McLean mixed-use site in Durant, Oklahoma. In addition, in January 2024, we announced that we would strategically look to monetize our real estate holdings throughout 2024 by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals. In connection with this strategy, we have entered into agreements to sell our St. Mary’s site and our Lago Vista site as described in more detail below.

Additionally, we acquired a majority interest in Majestic World Holdings LLC (“MWH”) during the first quarter of 2024. MWH is a prop-tech company that has created the  Xene AI Software platform (the “XENE Home Platform”).. The XENE Home Platform, which was launched in April 2024, aims to decentralize the real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment.

During the first quarter of 2024, we have generated minimal revenue and our primary source of funding has been from sales of debt and equity described in more detail below.

Recent Developments.

The Peak One Transactions

2023 Private Placement Offering

On November 30, 2023, we entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) and related registration rights agreement with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which we agreed to issue, in a private placement offering (the “2023 Offering”) upon the satisfaction of certain conditions specified in the 2023 Securities Purchase Agreement, two debentures in the aggregate principal amount of $1,200,000, a warrant to purchase up to 350,000 shares of common stock (the “First 2023 Warrant”) and 100,000 shares of common stock as commitment shares (“Initial 2023 SPA Commitment Shares”). On November 30, 2023, we issued an 8% convertible debenture in the principal amount of $700,000 (the “First 2023 Debenture”) in addition to the First 2023 Warrant and the Initial 2023 SPA Commitment Shares. The First 2023 Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the closing on November 30, 2023, we paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the securities purchase agreement.

The 2023 Securities Purchase Agreement provided that a closing of the second tranche may occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the 2023 Securities Purchase Agreement at any time after January 29, 2024, upon which we would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $500,000 for a purchase price of $450,000, representing an original issue discount of ten percent (10%).

On February 15, 2024, we entered into an amendment (the “Amendment”) to the 2023 Securities Purchase Agreement with Peak One. The Amendment provided that the second tranche be separated into two tranches (the second and third tranche) wherein which we would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000. In addition, the Amendment provided that we would issue (i) 35,000 shares of our common stock on the closing of each of the second tranche and the third tranche as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

The closing of the second tranche was consummated on February 16, 2024, and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Second 2023 Debenture”) and a warrant (the “Second 2023 Warrant”) to purchase up to 125,000 shares of the Company’s common stock. The Second 2023 Debenture was sold to Peak One for a purchase price of $225,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued an aggregate total of 35,000 shares of our common stock as commitment shares.

The closing of the third tranche was consummated on March 22, 2024, and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Third 2023 Debenture”) and a warrant (the “Third 2023 Warrant”) to purchase up to 125,000 shares of the Company’s common stock. In connection with the closing of the third tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the third tranche and issued an aggregate total of 35,000 shares of our common stock as commitment shares. The First 2023 Debenture, the Second 2023 Debenture the Third 2023 Debenture are collectively referred to as the “2023 Debentures.”

The 2023 Debentures mature twelve months from their respective date of issuance and bear interest at a rate of 8% per annum payable on the maturity date. The 2023 Debentures are convertible, at the option of the holder, at any time, into such number of shares of our common stock equal to the principal amount of the 2023 Debentures plus all accrued and unpaid interest at a conversion price equal to $2.14 (the “2023 Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event we, at any time while the 2023 Debentures are outstanding, issue, sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of, or issue common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the 2023 Debentures), at an effective price per share that is lower than the then 2023 Conversion Price. In the event of any such anti-dilutive event, the 2023 Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.39 per share.

The 2023 Debentures are redeemable by us at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the 2023 Debentures are outstanding, if we receive cash proceeds of more than $1,500,000.00 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, we shall, within two (2) business days of our receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require us to immediately apply up to 50% of all proceeds received by us (from any source except with respect to proceeds from the issuance of equity or debt to our officers and directors) after the Minimum Threshold is reached to repay the outstanding amounts owed under the 2023 Debentures.

The 2023 Debentures contain customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the 2023 Debentures to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the 2023 Debentures, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The 2023 Debentures prohibit us from entering into a Variable Rate Transaction (as defined in the 2023 Debentures) until the 2023 Debentures are paid in full.

To date, we have issued 1,022,222 shares of our common stock pursuant to the First 2023 Debenture which was converted in full.

On January 8, 2024, 305,000 shares of our common stock were issued in connection with the exercise, in full, of the First 2023 Warrant, on a cashless basis. On April, 2024, 229,216 shares of our common stock were issued in connection with the exercise, in full, of the Second 2023 Warrant and the Third 2023 Warrant, on a cashless basis.

Second Private Placement Offering

On April 29, 2024, we entered into a securities purchase agreement, dated April 29, 2024 (the “2024 Securities Purchase Agreement”) with Peak One, pursuant to which we agreed to issue, in a private placement offering (the “2024 Offering”) upon the satisfaction of certain conditions specified in the 2024 Securities Purchase Agreement, three 2024 Debentures to Peak One in the aggregate principal amount of $1,200,000.

The closing of the first tranche was consummated on April 29, 2024 and we issued an 8% convertible debenture in principal amount of $350,000 (the “First 2024 Debenture”) to Peak One and a warrant (the “First 2024 Warrant”) to purchase up to 262,500 shares of common stock, to Peak One’s designee as described in the 2024 Securities Purchase Agreement. The First 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, we paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of our restricted common stock (the “2024 Initial Commitment Shares”) as described in the 2024 Securities Purchase Agreement.

The First 2024 Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The First 2024 Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.70 (the “First 2024 Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165.

The First 2024 Debenture is redeemable by us at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the First 2024 Debenture is outstanding, if we receive cash proceeds of more than $1,500,000.00 in the aggregate from any source or series of related or unrelated sources, we shall, within two (2) business days of our receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require us to immediately apply up to 50% of all proceeds received by us (from any source except with respect to proceeds from the issuance of equity or debt to our officers and directors) after the Minimum Threshold is reached to repay the outstanding amounts owed under the First 2024 Debenture.

The First 2024 Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the First 2024 Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the First 2024 Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the First 2024 Debenture, the First 2024 Debenture prohibits us from entering into a Variable Rate Transaction (as defined in the First 2024 Debenture) or incurring any new indebtedness that is senior to the First 2024 Debenture or secured by our assets until the First 2024 Debenture is paid in full.

The First 2024 Warrant expires five years from its date of issuance. The First 2024 Warrant is exercisable, at the option of the holder, at any time, for up to 262,500 of shares of common stock at an exercise price equal to $0.76 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First 2024Warrant. The First 2024 Warrant provides for cashless exercise under certain circumstances.

Under the 2024 Securities Purchase Agreement, a closing of the second tranche may occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the 2024 Securities Purchase Agreement at any time after June 28, 2024, upon which we would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount $350,000 (the “Second 2024 Debenture”) and issue to Peak One’s designee on the same terms and conditions a second warrant (the “Second 2024 Warrant”) to purchase up to 262,500 shares of the common stock. The Second 2024 Debenture would be sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection the closing of the second tranche, we will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and will issue to Peak One and its designee an aggregate total of 80,000 shares of our restricted common stock as commitment shares (the “Second 2024 Commitment Shares”) as described in the 2024 Securities Purchase Agreement.

Under the 2024 Securities Purchase Agreement, a closing of the third tranche may occur subject to the mutual written agreement of Peak One and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after 60 days after the closing of the second tranche, upon which we would issue and sell to Peak One on the same terms and conditions a third 8% convertible debenture in the principal amount of $500,000 (the “Third 2024 Debenture” and together with the First 2024 Debenture and the Second 2024 Debenture, the “2024 Debentures”) and issue to Peak One’s designee on the same terms and conditions a third warrant (the “Third 2024 Warrant” and together with the First 2024 Warrant and the Second 2024 Warrant, the “2024 Warrants”) to purchase up to 375,000 shares of common stock. The Third 2024 Debenture would be sold to Peak One for a purchase price of $450,000, representing an original issue discount of ten percent (10%). In connection with the closing of the third tranche, we will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and will issue to Peak One and its designee an aggregate total of 100,000 shares of our restricted common stock as commitment shares (the “Third 2024 Commitment Shares” and together with the Initial 2024 Commitment Shares and the Second 2024 Commitment Shares, the “2024 Commitment Shares) as described in the 2024 Securities Purchase Agreement.

We entered into a Registration Rights Agreement, dated April 29, 2024 (the “2024 RRA”), with Peak One where we agreed to file with the Securities and Exchange Commission (the “SEC”) an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the 2024 RRA) as shall be permitted to be included thereon in accordance with applicable SEC rules and to use our reasonable best efforts to have the registration statement declared effective by the SEC within 90 calendar days from April 29, 2024.

The number of shares of common stock that may be issued pursuant to the 2024 Securities Purchase Agreement is subject to an exchange cap of 19.99% of the outstanding number of shares of common stock on the closing date.

ELOC

On November 30, 2023, we also entered into an equity purchase agreement (“Equity Purchase Agreement”) and related registration rights agreement with Peak One, pursuant to which we have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of our common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement and the related registration rights agreement. Pursuant to the terms of the Equity Purchase Agreement, we issued to Peak One Investments 100,000 shares of our common stock as commitment shares. To date, we have issued 386,000 shares of our common stock pursuant to the terms of the Equity Purchase Agreement for $423,660. Accordingly, we currently have the right, but not the obligation, to direct Peak One to purchase up to $9,576,340 in shares of our common stock pursuant to the Equity Purchase Agreement.

As of May 10th, 2024, the company has sold approximately 886,000 shares under the EP Agreement for gross proceeds of approximately $723,660.00

St. Mary’s Site

On January 31, 2024, we entered into an Agreement of Sale (the “Agreement of Sale”) with Pigmental, LLC, a Delaware limited liability company (“Pigmental Studios”), to sell approximately 27 acres of land zoned for a manufacturing facility in St. Mary’s, Georgia (the “St Mary’s Site”) owned by us to Pigmental Studios for $1.35 million, payable $900,000 in cash and $450,000 by the issuance of a promissory note to us. The promissory note was to bear interest at 10% per annum, provide for monthly interest only payments, mature on April 30, 2025, and be secured by a mortgage on the St Mary’s Site. The Agreement of Sale provided that the closing of the sale of the St Mary’s Site by us to Pigmental Studios was occur no later than April 30, 2024.

As of April 25, 2024, we entered into an amendment to the Agreement of Sale (the “Amendment”). The Amendment amends the closing date to one of three dates (April 30, 2024, May 15, 2024 and May 30, 2024) and amends the purchase price contingent upon the closing date met by Pigmental Studios as follows:

●	If Pigmental Studios closes by April 30, 2024, the total purchase price will be $1,290,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $390,000 by the issuance of a promissory note to us.

●	If Pigmental Studios closes by May 15, 2024, the total purchase price will be $1,310,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $410,000 by the issuance of a promissory note to us.

●	If Pigmental Studios closes by May 30, 2024, the total purchase price will be $1,375,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $475,000 by the issuance of a promissory note to us.

Lago Vista Extension and Second Lien

On April 3, 2024, LV Peninsula Holding LLC (“LV Holding”), a Delaware limited liability company and our wholly owned subsidiary, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of the promissory note, in the principal amount of $5,000,000 (the “LV Note”), issued by LV Holding pursuant to a loan agreement, dated March 30, 2023. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%.

In addition, pursuant to a loan agreement dated April 3, 2024, LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 on our Lake Travis project site in Lago Vista, Texas, a Modification to Real Estate Mortgage, dated April 3, 2024, to the Mortgage, dated March 30, 2023, on our McLean site in Durant, Oklahoma. The 2nd Lien Note is subordinate to the LV Note.

The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at a fixed rate of 17.00% and may be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note have been guaranteed by us pursuant to a guaranty, dated April 3, 2024.

Contract for Sale of Lago Vista

On April 25, 2024, we entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell our approximately 60-acre waterfront Lago Vista site in Lake Travis, Texas (the “Lago Vista Property”) to Lithe for $5.825 million. The Contract of Sale provides that the closing of the sale by us to Lithe of the Lago Vista Property is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period.

Lago Vista Contribution Agreement

On November 28, 2023, LV Holding entered into a Contribution Agreement (the “Contribution Agreement”) with Preserve Acquisitions, LLC, a Delaware limited liability company (“Preserve”), to form either a Delaware or Texas limited liability company or limited partnership (the “Joint Venture”) for the purpose of owning, holding for investment and ultimately selling a residential housing development (the “Project”) to be developed by the parties on the Lago Vista Site upon the terms and conditions set forth in the Contribution Agreement and in the operating agreement of the Joint Venture to be negotiated between the parties (the “JV Agreement”). The Contribution Agreement provided that the parties would negotiate the JV Agreement within five months of the November 28, 2023 execution date of the Contribution Agreement. The Contribution Agreement further provided that LV Holding would contribute the Lago Vista Property to the Joint Venture as a capital contribution to be valued at $11,500,000 in the JV Agreement. On April 25, 2024, after being notified of the Contract of Sale, we received written notice from counsel to Preserve terminating the Contribution Agreement.

XENE Acquisition

On February 7, 2024, we acquired MWH, a real estate technology firm and owner of the XENE Home Platform, pursuant to a Membership Interest Purchase Agreement (the “XENE Purchase Agreement”), dated as of February 7, 2024, by and among us, the members of MWH listed therein (the “Members”), MWH and Matthew A. Barstow, as Sellers Representative. The XENE Home Platform, powered by advanced AI technology, has the goal of creating a decentralized real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment. This development is expected to significantly save time and resources for all parties involved. The XENE Platform is designed to streamline property transactions and offer a cost-effective alternative to traditional buyers’ agent models. The XENE Home Platform was launched in April 2024,

Pursuant to the XENE Purchase Agreement, the aggregate consideration payable by us for the outstanding membership interests (the “Membership Interests’) of MWH consists of 500,000 shares of our restricted stock (the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The XENE Purchase Agreement and a related side letter agreement provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the closing. The Membership Interests will be transferred and assigned to us as follows: (y) 68.25% of the Membership Interests were transferred to us at closing, and (z) the remaining 31.75% will be transferred to us in five equal installments of 6.35% each on the first day of each of the five quarterly periods following the closing. The XENE Purchase Agreement contains customary representations, warranties, and covenants of the parties. Additional agreements ancillary to the XENE Purchase Agreement were executed at the closing, including but not limited to a profit sharing agreement (the “Profit Sharing Agreement”), assignments of the Membership Interests and employment agreements. Pursuant to the Profit Sharing Agreement entered into as of February 7, 2024, we agreed to pay the Members a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by MWH and its subsidiaries.

MyVONIA

As of May 6, 2024, we entered into an Asset Purchase Agreement (the “APA”) with Dr. Axely Congress to purchase all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock. Of such shares, 200,000 shares of common stock will be issued at closing, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. The APA contains customary closing conditions and Dr. Congress has agreed to a non-compete. Dr. Congress will also enter into a consulting agreement with the Company at closing to continue to develop MyVONIA and provide such other services as are required pursuant thereto.

Credit Agreement

On March 1, 2024, we entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 (the “Lender”) pursuant to which the Lender agreed to provide us with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which we may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date”of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of our restricted common stock to Lender. During the three months ended March 31, 2024, we drew down $100,000 from the Line of Credit.

Nasdaq Notice

On April 16, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $1,887,777 as of December 31, 2023, as reported in our Annual Report on Form 10-K filed with the SEC on April 1, 2024, was below the minimum requirement of $2,500,000. The notification received has no immediate effect on our continued listing on the Nasdaq Capital Market, subject to our compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, we have 45 calendar days (until May 31, 2024), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). We intend to submit a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, we will be granted an extension of up to 180 calendar days from April 16, 2024 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but we fail to evidence compliance within the extension period, we will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On April 25, 2024, we received written notice from Nasdaq notifying us that for the preceding 30 consecutive business days (March 14, 2024 through April 24, 2024), our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “SGD.”

In accordance with Nasdaq LisIg Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until October 22, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us if it determines it is in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by October 22, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period.

We intend to actively monitor the bid price of its common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain its Nasdaq listing.

There can be no assurance that we will be able to meet the Nasdaq continued listing requirements.

Results of Operations for the three months Ended March 31, 2024 and three months Ended March 31, 2023

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the three months Ended March 31, 2024	For the three months Ended March 31, 2023
Sales	$49,816	$-
Total Payroll and related expenses	2,016,087	473,497
Total Other operating expenses	535,405	247,426
Operating loss	$(2,501,676)	(720,913)
Interest expense	(565,996)	(183,590)
Net loss	$(3,067,671)	$(1,486,922)

Sales

During the three months ended March 31, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions. There were no sales for the three months ended March 31, 2023.

Payroll and Related Expenses

Payroll and related expenses for the three months ended March 31, 2024 were $2,016,087 compared to $473,497 for the three months ended March 31, 2023. This increase of $1,542,590 in expenses resulted primarily from stock-based compensation of $1,746,640 being recognized during the three months ended March 31, 2024.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for three months ended March 31, 2024 were $535,405 compared to $247,426 for the three months ended March 31, 2023. During the three months ended March 31, 2023, these expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. During the three months ended March 31, 2024, these expenses were primarily professional and consulting fees.- This increase of $287,989 resulted primarily from the increased cost of professional fees in relation of being a public company.

Interest Expense

During the three months ended March 31, 2024 and 2013, we incurred $565,996 and $183,590 of interest expense. This increase resulted from an increase in the balance of our notes payable.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have never generated any revenue and have incurred significant net losses in each year since inception. For the three months ended March 31, 2024 and the year ended December 31, 2023 we incurred a net loss of $3,067,671 and $4,200,541, respectively. We expect to incur increasing losses in the future when we commence development of our McLean Property. We also expect to incur additional software development expenses related to the development of the Xene Platform and the MyVONIA Asset. As of March 31, 2024 and December 31, 2023, we had cash of $77,537 and $3,236, respectively. Prior to us becoming a public company, our operations have primarily been funded through advances from SG Holdings and we had been largely dependent upon SG Holdings for funding.. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. We intend to develop the properties that we own from the proceeds of sales of our securities to Peak One and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, we would likely be forced to delay, reduce, or terminate some or all of our operating activities. There is no guarantee we will be successful in raising capital outside of our current sources. In addition, we also have amounts owed to us from SG Holdings for advances we made to them in the amount of $1,720,844, the collectability of which is uncertain. These and other factors raise substantial doubt about our ability to continue as a going concern.

Financing Activities

SG Holdings. As of December 31, 2023, $1,720,844 is due from SG Holdings for advances made by us, which we have written off due to the financial position of SG Holdings.

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

On April 3, 2024, LV Holding entered into an Modification and Extension Agreement, to extend to April 1, 2025 the maturity date of the LV Note. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000.00. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to the 2nd Lien Loan Agreement, LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by the Revised Deed of Trust on the Lago Vista site, and Mortgage Modification, to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma,. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at fixed rate of 17.00% and may be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note have been guaranteed by the Company.

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

Peak One Private Placement. On November 30, 2023, we entered into a Securities Purchase Agreement with Peak One pursuant to which we issued, in a private placement offering the following securities in three tranches: (i) first tranche: an 8% convertible debenture in the principal amount of $700,000, a warrant to purchase up to 350,000 shares of our common stock and 100,000 of our restricted common stock as commitment shares, (ii) second tranche: an 8% convertible debenture in the principal amount of $250,000, a warrant to purchase up to 125,000 shares of our common stock and 35,000 of our restricted common stock as commitment shares, and (iii) third tranche: an 8% convertible debenture in the principal amount of $250,000, a warrant to purchase up to 125,000 shares of our common stock and 35,000 of our restricted common stock as commitment shares. During the three months ended March 31, 2024, the balance of $700,000 from the first tranche debenture was converted into 1,098,904 shares of common stock and we issued 305,831 shares of our common stock in connection with the exercise, in full, of the first tranche warrant, on a cashless basis. To date, the outstanding balance on the second and third debentures is $150,000

On April 29, 2024, we entered into the April 2024 Purchase Agreement with Peak One, pursuant to which we agreed to issue, in the April 2024 Offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on April 29, 2024 and the Company issued securities including an 8% convertible debenture in principal amount of $350,000.00to Peak One and a warrant to purchase up to 262,500 shares of the Company’s common stock, to Peak One’s designee. See “Recent Developments-The Peak One Transactions” for additional information regarding transactions with Peak One.

ELOC. On November 30, 2023, we also entered into an Equity Purchase Agreement with Peak One, pursuant to which we have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 in shares of our Common Stock in multiple tranches. Pursuant to the terms of the Equity Purchase Agreement, we issued 100,000 shares of our Common Stock as commitment shares. To date, we have issued 886,000 shares of our common stock pursuant to the terms of the Equity Purchase Agreement for $723,660. Accordingly, we currently have the right, but not the obligation, to direct Peak One to purchase up to $9,276,340 in shares of our common stock pursuant to the Equity Purchase Agreement.

Credit Agreement. On March 1, 2024, we entered into a Credit Agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 pursuant to which the Lender agreed to provide us with a Line of Credit up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date” of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a Fixed Rate per annum equal to 12.0%. On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of the Company’s restricted common stock to Lender. During the three months ended March 31, 2024, we drew down $100,000 from the Line of Credit.

Cash Flow Summary

	For the three months Ended March 31, 2024	For the three months Ended March 31, 2023
Net cash provided by (used in):
Operating activities	$(724,509)	$(922,202)
Investing activities	(57,068)	(38,142)
Financing activities	855,878	2,297,559
Net increase in cash and cash equivalents	$74,301	$1,337,215

Operating activities used net cash of $724,509 during the three months ended March 31, 2024, and used cash of $922,201 during the three months ended March 31, 2023. Cash used in operating activities decreased by $197,692 due to an increase of net loss of $2,163,168, depreciation of $161, increase in amortization of debt issuance cost of $234,996, stock based compensation of $1,746,640, common stock for services of $322,871, increase change in prepaid assets of $138,894, increase in change in intangible assets of $19,906, and a decrease in change in accounts payable of $214,993.

Investing activities used net cash of $57,068 during the three months ended March 31, 2024, and $38,142 net cash during the three months ended March 31, 2023, which is an increase in cash used of $18,926. This change results from a decrease in assets held for sale of $3,535, an increase of cash acquired from a business combination of $1,082, the purchase of computers and software of $32,000, an increase in project pre-development costs of $16,543, and a decrease in equity-based investments of $25,000.

Cash provided from financing activities was $855,878 during the three months ended March 31, 2024, which resulted from $321,117 debt issuance costs paid, increased by $651,700 proceeds from short-term note payable, and $525,295 from issuance of common stock. Cash provided from financing activities was $2,297,559 during the three months ended March 31, 2023, which resulted from $486,825 debt issuance costs paid, increased by $4,325,000 proceeds from short-term note payable, decreased by $2,500,000 from issuance of common stock, and increased by $959,384 contributions from our Parent

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the three months ended March 31, 2024 and the year ended December 31, 2023 included elsewhere in this Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

During the three months ended March 31, 2024 and the year ended December 31, 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2024.

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

Project Development Costs – Project development costs are stated at cost. At March 31, 2024 our project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale – During 2023, management has implemented a plan to sell Lago Vista, which meets all of the criteria required to classify it as an Assets Held for Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-1I). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13-15(e), were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from the risks previously reported in Part 1, Item 1A, “Risk Factors” of our 2023 10-K. You should carefully consider the factors discussed in Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have never generated any revenue and have incurred significant net losses in each year since inception. For the three months ended March 31, 2024, we incurred a net loss of $3,067,671 as compared to a net loss of $904,503 for the three months ended March 31, 2023. We expect to incur increasing losses in the future when we commence development of the our McLean Property. We also expect to incur additional software development expenses related to the development of the Xene Platform and the MyVONIA Asset.. We cannot offer any assurance as to our future financial results. Also, we cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, or at all, if, and when needed. In addition, we can provide no assurance that we will be able to collect amounts owed to us from SG Holdings and have taken a reserve against the $1,720,844 owed to us by SG Holdings, which is included in additional paid-in capital. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. A significant portion of our funding was historically provided by SG Holdings. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

Our failure to meet the continued listing requirements of the Nasdaq could result in a de-listing of our common stock.

Our shares of common stock are listed for trading on the Nasdaq. If we fail to satisfy the continued listing requirements of the Nasdaq such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock or warrants.

On April 16, 2024, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $1,887,777 as of December 31, 2023, as reported in our Annual Report on Form 10-K filed with the SEC on April 1, 2024, was below the minimum requirement of $2,500,000. The notification received has no immediate effect on our continued listing on the Nasdaq, subject to our compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, we have 45 calendar days (until May 31, 2024), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). We intend to submit a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, we will be granted an extension of up to 180 calendar days from April 16, 2024 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but we fail to evidence compliance within the extension period, we will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On April 25, 2024, we received written notice from Nasdaq notifying us that for the preceding 30 consecutive business days (March 14, 2024 through April 24, 2024), our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “SGD.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until October 22, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us if it determines it is in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by October 22, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period.

We intend to actively monitor the bid price of its common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain its Nasdaq listing.

There can be no assurance that we will be able to meet Nasdaq continued listing requirements. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Capital Market minimum bid price requirement or stockholder’s equity requirement prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on Nasdaq, our common stock is a covered security. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from the Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2024, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below. We believe that each transaction described below was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof.

On March 14, 2024, we issued 96,774 shares of our Common Stock to a marketing firm for services provided. The marketing firm was a sophisticated investor, received shares that had a restricted legend and had adequate access, though their relationship with the Company, to information about the Company.

On March 26, 2024, we issued 100,000 shares of our Common Stock to a consultant pursuant to the terms of a consulting agreement in consideration of services provided.

On March 1, 2024 we entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility. (In accordance with the terms of the credit agreement, we issued 154,320 shares of the Company’s restricted common stock to Lender.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).17

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

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

Date: May 15, 2024