Form 10-Q
period 2024-06-30
Safe & Green Development Corp
filed 2024-08-14
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-41581

SAFE AND GREEN DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-1375590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Biscayne Blvd, Suite 1201, Miami FL 33132	33132
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGD	The Nasdaq Stock Market LLC

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

As of August 14, 2024 the issuer had a total of 17,808,713 shares of the registrant’s common stock, $0.001 par value, outstanding.

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$24,238	$3,236
Prepaid asset and other current assets	946,365	231,989
Current Assets	970,603	235,225

Assets held for sale	4,400,361	4,400,361
Land	1,190,655	1,190,655
Property and equipment, net	4,215	3,569
Project development costs and other non-current assets	96,240	65,339
Equity-based investments	3,642,607	3,642,607
Intangible assets	538,769	-
Goodwill	1,810,787	22,210

Total Assets	$12,654,237	$9,559,966

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$930,137	$601,292
Due to affiliates	335,000	260,000
Short term notes payable, net	8,425,937	6,810,897
Total current liabilities	9,691,074	7,672,189

Contingent consideration liability	945,000	-
Total Liabilities	10,636,074	7,672,189

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,521,106 issued and outstanding as of June 30, 2024 and 10,200,000 shares authorized, issued and outstanding as of December 31, 2023	16,521	10,200
Additional paid-in capital	14,168,651	9,008,124
Accumulated deficit	(12,167,009)	(7,130,547)
Total stockholder’s equity	2,018,163	1,887,777

Total Liabilities and Stockholder’s Equity	$12,654,237	$9,559,966

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Sales	$42,162	$-	$91,978	$-
Total	42,162	-	91,978	-

Operating expenses:
Payroll and related expenses	$595,645	$196,601	$2,611,732	$670,098
General and administrative expenses	216,829	284,704	683,084	519,973
Marketing and business development expense	132,661	15,159	201,811	27,305
Total	945,135	496,464	3,496,627	1,217,376
Operating loss	(902,973)	(496,464)	(3,404,649)	(1,217,376)
Other expense:
Interest Expense	(1,065,818)	(291,456)	(1,631,814)	(475,046)

Net loss	$(1,968,791)	$(787,920)	$(5,036,463)	$(1,692,422)

Net loss per share
Basic and diluted	$(0.13)	$(787.92)	$(0.37)	$(1,692.42)

Weighted average shares outstanding:
Basic and diluted	15,407,593	1,000	13,666,779	1,000

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	1,000	$1	$5,095,345	$(2,930,006)	$2,165,340
Capital contributions	-	-	959,384	-	959,384
Net loss	-	-		(904,503)	(904,503)
Balance at March 31, 2023	1,000	$1	$6,054,729	$(3,834,509)	$2,220,221

Net loss	-	-	-	(787,920)	(787,920)
Balance at June 30, 2023	1,000	$1	$6,054,729	$(4,622,429)	$1,432,301

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	10,200,000	$10,200	9,008,124	$(7,130,547)	$1,887,777
Conversion of notes payable	998,905	999	699,001	-	700,000
Issuance of common stock from EP agreement	386,000	386	421,274	-	421,660
Issuance of stock for debt and warrant issuance	224,320	224	308,291	-	308,515
Issuance of stock for services	196,774	197	197,674	-	197,871
Issuance of common stock from restricted stock units	1,539,418	1,539	1,745,101	-	1,746,640
Cashless warrant exercise	305,831	306	(306)	-	-
Issuance of stock in connection with business combination	500,000	500	434,500		435,000
Net loss	-	-	-	(3,067,671)	(3,067,671)
Balance at March 31, 2024	14,351,248	$14,351	12,813,659	$(10,198,218)	$2,629,792

Restricted stock units	66,666	67	185,024	-	185,091
Conversion of notes payable and accrued interest	529,506	529	370,126	-	370,655
Issuance of common stock from EP agreement	500,000	500	294,250	-	294,750
Cashless warrant exercise	713,686	714	(714)	-	-
Issuance of stock for debt and warrant issuance	160,000	160	278,146	-	278,306
Issuance of stock for purchase of MVONIA	200,000	200	228,160	-	228,360
Net loss	-	-	-	(1,968,791)	(1,968,791)
Balance at June 30, 2024	16,521,106	$16,521	$14,168,651	$(12,167,009)	$2,018,163

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,036,463)	$(1,692,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	356	-
Amortization of debt issuance costs	1,059,135	186,706
Stock based compensation	1,931,731	-
Common stock for debt and warrant issuance	586,821	-
Common stock for services	197,871	-
Changes in operating assets and liabilities:
Prepaid asset and other current assets	285,623	158,390
Intangible assets	(187,731)	(21,650)
Accounts payable and accrued expenses	(182,837)	78,276
Due to affiliates	75,000	(999,257)
Net cash used in operating activities	(1,270,494)	(2,289,957)

Cash flows from investing activities:
Additions to assets held for sale	-	(3,534)
Cash acquired bus combination	1,082	-
Purchase of computers and software	(1,002)	-
Project development costs	(30,900)	(12,345)
Equity-based investments	--	(25,000)
Net cash used in investing activities	(30,820)	(40,879)

Cash flows from financing activities:
Debt issuance costs	(895,794)	(486,825)
Proceeds from short-term notes payable	1,501,700	5,440,000
Issuance of common stock from EP Agreement	716,410	-
Repayment of short-term notes payable		(2,500,000)
Contributions	-	959,384
Net cash provided by financing activities	1,322,316	3,412,559

Net change in cash	21,002	1,081,723

Cash – beginning of period	3,236	720

Cash – end of period	$24,238	$1,082,443

Supplemental disclosure of non-cash operating activities:
Prepaid interest held back from proceeds from short-term notes payable	$1,000,000	$675,000
Conversion of notes payable	$1,070,655	$-
Intangible assets acquired in connection with asset acquisition	$228,360	$-
Assets and liabilities acquired in business combination:
Intangible assets	$100,468	$-
Goodwill	$1,810,787	$-
Accounts payable and accrued expenses	$32,237	$-
Contingent consideration payable	$945,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

1.	Description of Business

Safe and Green Development Corporation (the “Company” or “SG DevCo”), previously known as SGB Development Corp., a Delaware corporation, was incorporated on February 17, 2021. The Company was formed in 2021 for the purposes of real property development using purpose-built, prefabricated modules built from both wood and steel. The Company’s current business focus is primarily on the   direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. Additionally, a majority owned subsidiary of SG DevCo, Majestic World Holdings LLC, is a prop-tech company that has created an AI powered real estate marketplace. It aims to decentralize the real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment. MyVONIA Innovations LLC, a wholly own subsidiary, is the owner of MyVONIA which is an AI-powered personal assistant designed to help simplify daily tasks and improve productivity for individuals and businesses. MyVONIA aims to assist with managing both personal and professional tasks.

Going Concern

The Company began operations during 2021 and has incurred net losses since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Prior to becoming a public company, the Company’s operations had primarily been funded through advances from Safe & Green Holdings Corp., the Company’s then parent company (“Parent”) and the Company had been largely dependent upon Parent for funding. The Company has also funded its operations through bridge note financing, project level financing, and the issuance of its equity and debt securities. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has initiated strategic monetization of properties, which may yield additional financing proceeds to fund operations, however there is no assurance that the Company will be successful in achieving its objectives.

Separation and Distribution

In December 2022, Parent and then owner of 100% of the Company’s issued and outstanding securities, announced its plan to separate the Company and Parent into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), Parent, effected a pro rata distribution to Parent’s stockholders of approximately 30% of the outstanding shares of the Company’s common stock (the “Distribution”). In connection with the Distribution, each Parent stockholder received 0.930886 shares of the Company’s common stock for every five (5) shares of Parent common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, the Company was no longer a wholly owned subsidiary of Parent and Parent held approximately 70% of the Company’s issued and outstanding securities. On September 28, 2023, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

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

Basis of presentation and principals of consolidation — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”) and MyVonia Innovations LLC (“MyVonia LLC”).

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

During the six months ended June 30, 2024 and 2023, Norman Berry and Cumberland did not have any material earnings   or losses as the investments are in development. In addition, management believes there was no impairment as of June 30, 2024 or December 31, 2023.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of June 30, 2024 and December 31, 2023.

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

For the Six Months Ended June 30, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, and $538,769 of software development acquired in connection with the business combination described below, the acquisition described below, and additional additions which will be amortized over 3 years, As of June 30, 2024 the website costs and software development are not in service. The Company evaluated intangible assets for impairment during the six months ended June 30, 2024 and 2023 and determined that there are no impairment losses.

Project Development Costs — Project development costs are stated at cost. At June 30, 2024 and December 31, 2023, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell Lago Vista, which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

On November 28, 2023, LV Peninsula Holding LLC (“LV Holding”) entered into a Contribution Agreement (the “Contribution Agreement”) with Preserve Acquisitions, LLC, a Delaware limited liability company (“Preserve”), to form either a Delaware or Texas limited liability company or limited partnership (the “Joint Venture”) for the purpose of owning, holding for investment and ultimately selling a residential housing development (the “Project”) to be developed by the parties on Lago Vista upon the terms and conditions set forth in the Contribution Agreement and in the operating agreement of the Joint Venture to be negotiated between the parties (the “JV Agreement”). The Contribution Agreement provides that the parties will negotiate the JV Agreement within five months of the November 28, 2023 execution date of the Contribution Agreement. The Contribution Agreement further provides that LV Holding will contribute the Lago Vista Property to the Joint Venture as a capital contribution to be valued at $11,500,000 in the JV Agreement.

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

On April 25, 2024, the Company entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell the Lago Vista Property for $5.825 million. The Contract of Sale provides that the closing of the sale by the Company to Lithe of the Lago Vista Property is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period. After being notified of the Contract of Sale, the Company received written notice from counsel to Preserve terminating the Contribution Agreement. On July 18th, 2024 the Company entered into an amendment o the Contract of Sale to extend the closing date to August 4th, The contract was further amended on July 25th, 2024, to increase the sales price to $5.84 million. On August 8, 2024, the Company entered into an additional amendment to the Contract of Sale to extend the closing date to August 20th, 2024 and increase the price sales price to $5.86M.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

For acquisitions of assets that do not constitute a business, any assets and liabilities acquired are recognized at their cost based upon their relative fair value of all asset and liabilities acquired.

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

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2024 and December 31, 2023 the Company’s property and equipment, net consisted of the following:

	2024	2023
Computer equipment and software	$4,807	$3,805
Less: accumulated depreciation	(592)	(236)
Property, plant and equipment, net	$4,215	$3,569

Depreciation expense for the six months ended June 30, 2024 amounted to $356,356.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

4.	Equity-based investments

As of June 30, 2024, the Company’s investment in Norman Barry and Cumberland amount to $617,607 and $3,025,000, respectively. The approximate combined financial position of the Company’s equity-based investments are summarized below as of June 30, 2024 and December 31, 2023:

Condensed balance sheet information:	June 30, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Total assets	$39,975,000	$39,800,000
Total liabilities	$9,800,000	$9,700,000
Members’ equity	$30,175,000	$30,100,000

5.	Notes Payable

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

On April 3, 2024, LV Holding, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of the LV Note. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lago Vista site, a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma,. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at fixed rate of 17.00% and may be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note have been guaranteed by the Company pursuant to a Guaranty, dated April 3, 2024.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

5.	Notes Payable (cont.)

On August 16, 2023, the Company secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, the Company and BCV S&G amended the BCV Loan Agreement (“Amendment No. 1”) to change the date upon which the Company’s shares must be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if the Company’s shares of common stock were not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, the Company and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which the Company’s shares must be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if the Company’s shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares fell below twice the face value of the loan and the Company and BCV S&G are in discussions regarding alternatives, if any.

On November 30, 2023, the Company entered into a Securities Purchase Agreement, dated November 30, 2023 (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company agreed to issue, in a private placement offering consisting of two tranches, two Debentures to Peak One in the aggregate principal amount of $1,200,000.

The closing of the first tranche was consummated on November 30, 2023 and the Company issued an 8% convertible debenture in principal amount of $700,000 (the “Initial Debenture”) to Peak One and a warrant (the “First Warrant”) to purchase up to 350,000 shares of the Company’s common stock, to Peak One’s designee as described in the Purchase Agreement. The Initial Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional and issued to Peak One and its designee an aggregate total of 100,000 shares of its restricted common stock as commitment shares.

The Initial Debenture matured twelve months from its date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The Initial Debenture was convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Initial Debenture plus all accrued and unpaid interest at a conversion price equal to $2.14 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39.

The Initial Debenture was redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Initial Debenture was outstanding, if the Company received cash proceeds of more than $1,500,000 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company was required to, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder had the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold was reached to repay the outstanding amounts owed under the Initial Debenture.

The Initial Debenture contained customary events of default. If an event of default occurs, until it was cured, Peak One may increase the interest rate applicable to the Initial Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Initial Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The Initial Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the Initial Debenture) until the Initial Debenture is paid in full.

The First Warrant expired five years from its date of issuance. The First Warrant was exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock of the Company at an exercise price equal to $2.53, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39. The First Warrant provided for cashless exercise under certain circumstances.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

5.	Notes Payable (cont.)

In connection with the Purchase Agreement, the Company incurred a total of $75,393 in debt issuance costs. In addition, the initial fair value of the First Warrant amounted to $294,438 and the fair value of the commitment shares amounted to $195,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

During the six months ended June 30, 2024 the balance of $700,000 from the Initial Debenture was converted into 1,098,904 shares of common stock and the Company issued 305,831 shares of the Company’s common stock in connection with the exercise, in full of the First Warrant, on a cashless basis. The conversion was within the terms of the agreement and there was no gain or loss recognized.

On February 15, 2024, the Company entered into an amendment (the “Amendment”) to the Purchase Agreement with Peak One.

The Amendment provided that the second tranche be separated into two tranches (the second and third tranche) wherein which the Company would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000 (representing an original issue discount of ten percent (10%) with the same terms as the Initial Debenture).  In addition, the Amendment provided that the Company would issue (i) 35,000 shares of its Common Stock on the closing of each of the second tranche and the third tranche as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant (with the same terms as the First Warrant) for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

The closing of the second tranche was consummated on February 16, 2024. In connection with the second tranche, the Company incurred a total of $20,000 in debt issuance costs. In addition, the initial fair value of the warrant issued at the February 2024 closing of the second tranche amounted to $60,030 and the fair value of the commitment shares issued at the February 2024 closing of the second tranche amounted to $28,350, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

The closing of the third tranche was consummated on March 20, 2024. In connection with the third tranche, the Company incurred a total of $20,000 in debt issuance costs. In addition, the initial fair value of the warrant issued at the March 2024 closing of the third tranche amounted to $64,333 and the fair value of the commitment shares issued at the March 2024 closing of the third tranche amounted to $30,800, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

During the six months ended June 30, 2024, $350,000 from the second and third tranche debentures was converted into 529,506 shares of common stock within the terms of the original agreement, and there was no gain or loss recognized. As of June 30th, 2024 the outstanding principal balance of the debentures was $850,000.

On March 1, 2024, the Company entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the Line of Credit, the Company issued 154,320 shares of the Company’s restricted common stock to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will   be amortized over the effective rate method. During the six months ended June 30, 2024, the Company drew down $250,000   from the Line of Credit.

On April 29, 2024, the Company entered into a Securities Purchase Agreement, dated April 29, 2024 (the “April 2024 Purchase Agreement”) with Peak One, pursuant to which the Company agreed to issue, in a private placement offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three Debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on April 29, 2024 and the Company issued an 8% convertible debenture in principal amount of $350,000 (the “First 2024 Debenture”) to Peak One and a warrant (the “First 2024 Warrant”) to purchase up to 262,500 shares of the Company’s common stock, to Peak One’s designee as described in the April 2024 Purchase Agreement. The First 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, the Company paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of its restricted common stock as commitment shares.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

5.	Notes Payable (cont.)

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

Under the April 2024 Purchase Agreement, as amended, a closing of the second tranche could occur subject to the mutual written agreement of Peak One and the Company and satisfaction of the closing conditions set forth in the April 2024 Purchase Agreement at any time after May 19, 2024, upon which the Company would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $350,000 and issue to Peak One’s designee on the same terms and conditions a second warrant to purchase up to 262,500 shares of the Company’s common stock. The second debenture would be sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, the Company would pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and would issue to Peak One and its designee an aggregate total of 80,000 shares as commitment shares.

Under the April 2024 Purchase Agreement, as amended, a closing of the third tranche could occur subject to the mutual written agreement of Peak One and the Company and satisfaction of the closing conditions set forth in the April 2024 Purchase Agreement at any time after 20 days after the closing of the second tranche, upon which the Company would issue and sell to Peak One on the same terms and conditions a third 8% convertible debenture in the principal amount of $500,000. and issue to Peak One’s designee on the same terms and conditions a third warrant) to purchase up to 375,000 shares of the Company’s common stock. The third debenture would be sold to Peak One for a purchase price of $450,000, representing an original issue discount of ten percent (10%). In connection with the closing of the third tranche, the Company would pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and would issue to Peak One and its designee an aggregate total of 100,000 shares as commitment shares.

On May 24, 2024, the Company closed the second tranche of its private placement offering under the April 2024, Purchase Agreement pursuant to which the Company issued an 8% convertible debenture in principal amount of $350,000 (the “Second 2024 Debenture”) to Peak One and a warrant (the “Second 2024 Warrant”) to purchase up to 262,500 shares of the Company’s common stock to Peak One’s designee as described in the Purchase Agreement.

The Second 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). The Second Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Second 2024 Debenture is convertible, at the option of the holder, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Second 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.60, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165. Based upon the floor price, the maximum number of shares issuable upon conversion of the Second 2024 Debenture is 2,290,909 shares of common stock. In connection with the closing of the second tranche, the Company paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of its restricted Common Stock as commitment shares as described in the Purchase Agreement.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

5.	Notes Payable (cont.)

The Second 2024 Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Second 2024 Debenture is outstanding, if the Company receives cash proceeds of more than $1,500,000.00 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Second 2024 Debenture.

The Second 2024 Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the Second 2024 Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Second 2024 Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the Second 2024 Debenture, the Second 2024 Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the Second 2024 Debenture) or incurring any new indebtedness that is senior to the Second 2024 Debenture or secured by the assets of the Company until the Second 2024 Debenture is paid in full.

The Second 2024 Warrant expires five years from its date of issuance. The Second 2024 Warrant is exercisable, at the option of the holder, at any time, for up to 262,500 of shares of Common Stock of the Company at an exercise price equal to $0.65, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Second 2024 Warrant. The Second 2024 Warrant provides for cashless exercise under certain circumstances.

In connection with the First 2024 Debenture and the Second 2024 Debenture the Company incurred $96,491 in debt issuance costs. In addition, the initial fair value of the warrants issued amounted to $188,074 and the fair value of the commitment shares issued amounted to $90,232, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

For the six months ended June 30, 2024, the Company recognized amortization of debt issuance costs and debt discount of $1,059,135. For the six months ended June 30, 2023, the Company recognized amortization of debt issuance costs of $186,706. As of June30, 2024, the unamortized debt issuance costs and discount amounted to $624,063.

6.	Business Combination and Acquisition of Assets

On February 7, 2024, the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). The aggregate consideration payable by the Company for the outstanding membership interests (the “Membership Interests”) of Majestic consists of 500,000 shares of the Company’s restricted stock (the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The MIPA and a related side letter provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), the Company agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries. In accordance with ASC 805, the Majestic acquisition is accounted for as a business combination. The Majestic acquisition was made for the purpose of expanding the Company’s footprint into technology space. As of August 8, 2024 no cash payments have been made and the parties are discussing alternatives, if any.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

6.	Business Combination and Acquisition of Assets (cont.)

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Majestic Acquisition:

Cash and cash equivalents	$1,082
Intangible assets	100,468
Goodwill	1,810,787
Accounts payable and accrued expenses	(32,337)
$1,880,000

As of June 30, 2024, the intangible assets are not in service. Once they are in service, they will be amortized over three years. As of June 30, 2024, the Company has not completed its measurement period with respect to the Majestic acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

Below is a proforma condensed consolidated statement of operations for the six months ended June 30, 2024, as if the Company purchased Majestic as of January 1, 2024. A proforma condensed consolidated statement of operations for the six months ended June 30, 2023, is not presented because during that period there was no activity in Majestic.

For the Six Months Ended June 30, 2024
(Unaudited)
Revenue:
Sales	$163,970
Total	163,970

Operating expenses:
Payroll and related expenses	$2,611,732
General and administrative expenses	804,317
Marketing and business development expense	201,811
Total	3,617,860
Operating loss	(3,453,890)
Other expense:
Interest Expense	(1,631,814)

Net loss	$(5,085,704)

As of May 7, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with Dr. Axely Congress to purchase all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging.

On June 6, 2024, the Company completed the acquisition of all of the assets related to MyVONIA pursuant to the APA. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock. Of such shares, 200,000 shares of common stock were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. The purchase of MyVONIA was determined to be an acquisition of assets, of which intangible assets were acquired. The fair value of the purchase amounted to $228,360 which resulted from the 200,000 shares of common stock issued, and the estimated value of the contingent shares to be issued, as shown on the accompanying condensed consolidated statement of changes in stockholders’ equity.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

At June 30, 2024, there were 775,000 warrants outstanding that could potentially dilute future net loss per share.

8.	Stockholder’s Equity

As of June 30, 2024, the Company has 16,521,106 shares of common stock issued and outstanding.

On September 27, 2023, Parent effected a pro rata distribution to Safe & Green Holdings Corp.’s stockholders of approximately 30% of the then outstanding shares of the Company’s common stock (“Distribution”). In connection with the Distribution, each Parent stockholder received 0.930886 shares of the Company’s common stock for every five (5) shares of Parent common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, the Company was no longer a wholly owned subsidiary of Parent and Parent held approximately 70% of the Company’s issued and outstanding securities.

During the six months ended June 30, 2024, the Company issued 186,774 shares of common stock for services with a value of $197,871. Additionally, during the six months ended June 30, 2024, the Company issued 384,320 shares of common stock for the issuance of debt and warrants with a value of $586,821, as previously disclosed.

Equity Purchase Agreement

On November 30, 2023, the Company entered into an Equity Purchase Agreement (the “EP Agreement”) with Peak One, pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the EP Agreement) from time to time to Peak One (i) in a minimum amount not less than $25,000.00 and (ii) in a maximum amount up to the lesser of (a) $750,000 or (b) 200% of the Average Daily Trading Value (as defined in the EP Agreement).

In connection with the EP Agreement, the Company agreed, among other things, to issue to Peak One’s designee 100,000 shares of its restricted common stock as commitment shares. As of June 30, 2024, the Company has sold approximately 886,000 shares under the EP Agreement for gross proceeds of approximately $716,410.

Additionally, as disclosed in Note 5, in connection with the Purchase Agreement and April 2024 Purchase Agreement with Peak One, the Company has paid additional commitment shares to Peak One and its designee.

Warrants

In conjunction with the issuance of the Initial Debenture in November 2023, the Company issued the First Warrant to purchase 350,000 shares of common stock. The First Warrant expired five years from its date of issuance. The First Warrant was exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock of the Company at an exercise price equal to $2.53 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that were subject to a floor price as set forth in the First Warrant. The initial fair value of the First Warrant amounted to $294,438 and was recorded as a debt discount at the time of issuance of the Initial Debenture. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	103%

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

8.	Stockholder’s Equity (cont.)

In conjunction with the issuance of the second and third Peak debentures in February and March 2024, the Company issued the second and third Peak warrants to purchase an aggregate of 250,000 shares of common stock. The second and third Peak warrants each expire five years from their respective date of issuance. The second and third Peak warrants each is exercisable, at the option of the holder, at any time, for up to 125,000 shares of common stock of the Company at an exercise price equal to $2.53, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39. The initial fair value of the second and third Warrants amounted to an aggregate of $124,363 and was recorded as a debt discount at the time of issuance of the second and third Debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.22%
Contractual term	5 years
Dividend yield	0%
Expected volatility	131%

In conjunction with the issuance of First 2024 Debenture and Second 2024 Debenture in April and May 2024, the Company issued warrants to purchase an aggregate of 525,000 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 262,500 and 262,500 shares of common stock of the Company at an exercise price equal to $0.65 and $0.76, respectively, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39. The initial fair value of warrants amounted to an aggregate of $188,074 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.52 – 4.65%
Contractual term	5 years
Dividend yield	0%
Expected volatility	133-138%

Warrant activity for the six months ended June 30, 2024 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable – January 1, 2024	350,000	2.53	4.90	-
Granted	775,000	$00.77	5.00
Exercised	(350,000)
Outstanding and exercisable – June 30, 2024	775,000	$00.77	4.35	$-

9.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 4,000,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (“2023 Plan”). The 2023 Plan expires February 2033 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. On January 1, 2024, 459,000 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

9.	Share-based Compensation (cont.)

As of December 31, 2023, 1,831,250 restricted stock unit awards had been approved to be issued to directors, officers, and service providers. During the three months ended March 31, 2024, 2,017,500 restricted stock units were formally accepted, which includes the 1,831,250 restricted stock unit award which were formally issued. These units were issued at the fair value between $0.74 and $1.10 per share, which represents the closing price of the Company’s common stock acceptance of the grant The fair value of these units upon issuance amounted to $1,865,400.

On May 20, 2024, 150,000 restricted stock units were issued at a fair value of $0.84 which represents the closing price of the Company’s common stock. The fair value of these units upon issuance amounted to $126,675. These restricted stock units were issued pursuant to the Director Compensation Plan 2024 as follows:

For fiscal 2024, each director shall be given the option to select one of the following three compensation options quarterly (with payments to be made on April 1, 2024, July 1, 2024, October 1, 2024 and January 1, 2025):

Option A		Option B		Option C
●	A cash retainer of $20,000, and	●	A cash retainer of $10,000; and	●	A grant of 40,000 RSUs that will vest after three months of continued service by the director.

●	A grant of 20,000 restricted stock units (“RSUs”) that will vest after three months of continued service by the director.	●	A grant of 30,000 RSUs that will vest after three months of continued service by the director.

For the three months and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $185,091 and $1,931,731, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. As of June 30, 2024, there was a total of $60,344 of unrecognized compensation costs related to non-vested restricted stock units. As of June 30, 2024, there were [ ] shares of the Company’s common stock available for issuance under the 2023 Plan.

The following table summarized restricted stock unit Activities during the six months ended June 30, 2024:

Number of Shares
Non – vested balance at January 1,2024	-
Granted	2,167,500
Vested	(2,098,634)
Forfeited/Expired	-
Non – vested balance at June 30, 2024	68,866

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

10.	Related Party Transactions

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

In addition, as of June 30, 2024 and December 31, 2023, $1,720,844 is due from the Parent for advances made by the Company. As of December 31, 2023, the Company has recorded a reserve against the $1,720,844, which is included in additional paid in capital.

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

As of June 30, 2024 and December 31, 2023, included in accounts payable and accrued expenses is $0 and $145,000 due to the Company’s board members.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

Peak One Conversion

During July 2024, Peak One converted $350,000 of notes   payable and accrued interest into 970,951 shares of common stock.

NASDAQ Notice

On July 22, 2024, the Company received a letter from Nasdaq stating that based on the Quarterly Report on Form 10-Q that the Company filed with the SEC for the period ended March 31, 2024, and the Company’s submission to the Staff, dated May 29, 2024, it determined that the Company was in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”). The letter further stated that if the Company fails to evidence compliance with the Rule upon filing its next periodic report it may be subject to delisting. At that time, Nasdaq staff will provide written notification to the Company, which may then appeal the staff’s determination to a Nasdaq Hearings Panel.

Sugar Phase I Joint Venture

On July 23, 2024, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Milk & Honey LLC, a Texas limited liability company (“Milk & Honey”), for the purpose of establishing a joint venture to be conducted under the name of Sugar Phase I LLC (the “Joint Venture”) for the purpose of developing and constructing single-family homes (the “Project”) on five parcels of land located in Edinburg Texas (the “Land”). Each of the Company and Milk & Honey are referred to as a “Joint Venturer” and collectively are referred to as the “Joint Venturers.”

Pursuant to the JV Agreement, the Company has agreed to contribute capital in the amount of $100,000 to the Joint Venture to be used for the development and construction of single-family homes on the Land, and Milk & Honey has agreed to contribute the Land, valued at $317,500, to the Joint Venture. The Joint Venturers will make such other capital contributions required to enable the Joint Venture to carry out its purposes as set forth in the JV Agreement as the Joint Venturers may mutually agree upon. The Joint Venturers shall arrange for or provide any financing as may be required by the Joint Venture for carrying out the purposes of the Joint Venture.

The JV Agreement provides that the Company will have a 60% interest and Milk & Honey will have a 40% interest in the Joint Venture. In addition, it provides that net profits of the Joint Venture as they accrue will be distributed 45% to the Company and 55% to Milk & Honey, and that the expenses of the Joint Venture will be paid by the Joint Venturers, in the ratio which the contribution of each Joint Venturer bears to the total contributions.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

12.	Subsequent Events (cont.)

The JV Agreement provides that the Company will act as the manager of the Joint Venture and shall be responsible for overseeing and dictating all responsibilities associated with managing a real estate development project, including: (i) overseeing the planning, development, and construction phases of the Project to ensure that it is completed on time and within budget, (ii) coordinating with architects, contractors, suppliers, and other relevant parties to facilitate smooth project execution, and (iii) ensuring compliance with all applicable laws, regulations, and industry standards throughout the duration of the Project. The Company will also oversee the financial management of the Joint Venture, including the establishment and maintenance of financial accounts and records.

The JV Agreement provides that Milk & Honey will be responsible for the construction and development aspects of the Project, including: (i) overseeing and managing all aspects of the construction process, including the selection and supervision of contractors, subcontractors, and suppliers and (ii) ensuring that all construction activities are carried out in accordance with the approved development plan, building codes, and industry standards.

The JV Agreement provides that the following powers may be exercised only upon the mutual consent of the Joint Venturers: (i) the power to borrow money on the general credit of the Joint Venture in any amount, or to create, assume, or incur any indebtedness to any person or entity; (ii) the power to make loans in any amount, to guarantee obligations of any person or entity, or to make any other pledge or extension of credit; (iii) the power to purchase or otherwise acquire any other property except in the ordinary course of business of the Joint Venture; (iv) the power to sell, encumber, mortgage or refinance any loan or mortgage on any of the Joint Venture property; (v) the power to confess any judgment against the Joint Venture, or to create, assume, incur or consent to any charge (including any deed of trust, pledge, encumbrance or security interest of any kind) upon any property or assets of the Joint Venture; (vi) the power to spend any renovation or remodeling funds or to make any other expenditures except for routine day-to-day maintenance and operation of the Joint Venture.

Pursuant to JV Agreement, in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of the Joint Venture, a deadlock shall be deemed to have occurred in which event one Joint Venturer (the “Offeror”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at a price calculated based on the Offeree’s percentage interest in a total purchase price for all of the assets of the Joint Venture. The JV Agreement provides that the Offeror must notify the Offeree in writing of the offer to purchase, state the total purchase price for all of the assets of the Joint Venture, and the price offered for the Offeree’s Joint Venture interest expressed as Offeree’s percentage interest in the Joint Venture assets multiplied by the total purchase price for all of the assets of the Joint Venture. The Offeree shall then have the right to buy the interest of the Offeror at the designated price and terms, or to sell the Offeree’s interest to the Offeror at the designated price and terms, whichever the Offeree may elect.

Peak One Payoff

On August 13, 2024 the Company exercised its option to repay Peak One at a 10% premium pursuant to Section 2(b)(i) of the Peak Debentures. The investor and the Company agreed that the outstanding principal is currently $500,000 with accrued interest of $17,911 for a total repayment of $569,702.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Arena Investors LP Debentures

On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”), pursuant to which the Company issued in a private placement offering (the “Arena Offering”) after satisfaction of certain conditions specified in the Arena Purchase Agreement, four secured convertible debentures to Arena Investors in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to Arena Investors 10% original issue discount secured convertible debentures in principal amount of $1,388,888.75 (the “First Closing Arena Debentures”) and a warrant (the “First Closing Arena Warrants”) to purchase up to 277,777 shares of the Company’s common stock. The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company reimbursed Arena Investors $55,000 for its legal fees and expenses and placed $250,000 in escrow, to be released to the Company upon the First Registration Statement Effectiveness Date (as defined in the Purchase Agreement).

The First Closing Arena Debentures mature eighteen months from their date of issuance and bears interest at a rate of 0% per annum. The First Closing Arena Debentures are convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First Closing Arena Debentures plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.04854.

The First Closing Arena Debentures are redeemable by the Company at a redemption price equal to 115% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the First Closing Arena Debentures are outstanding, if the Company or any of its subsidiaries receives cash proceeds from the issuance of equity or indebtedness (other than the issuance of additional secured convertible debentures as contemplated by the Arena Purchase Agreement), in one or more financing transactions, whether publicly offered or privately arranged (including, without limitation, pursuant to the Arena ELOC (as defined below), the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 20% of all proceeds received by the Company to repay the outstanding amounts owed under the First Closing Arena Debentures.

The First Closing Arena Debentures contain customary events of default. If an event of default occurs, until it is cured, the holder may increase the interest rate applicable to the First Closing Arena Debentures to two percent (2%) per annum and accelerate the full indebtedness under the First Closing Arena Debentures, in an amount equal to 150% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the First Closing Arena Debentures, the First Closing Arena Debentures prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness that is not subordinated to the Company’s and, as applicable, any subsidiary’s obligations in respect of the First Closing Arena Debentures until the First Closing Arena Debentures are paid in full.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

The First Closing Arena Warrants expire five years from its date of issuance. The First Closing Arena Warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 of shares of the Company’s common stock at an exercise price equal to $0.279 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Closing Arena Warrants. The First Closing Arena Warrants provide for cashless exercise under certain circumstances.

The Company entered into a Registration Rights Agreement, dated August 12, 2024 (the “RRA”), with Arena Investors where it agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules and to use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “First Registration Statement Effectiveness Date”, which is defined as the 30th calendar day following the First Closing Date (or, in the event of a “full review” by the SEC, no later than the 120th calendar day following the First Closing Date); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the First Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

Under the Arena Purchase Agreement, a closing of the second tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement on the later (y) the fifth trading day following the First Registration Statement Effectiveness Date (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the First Closing Arena Debenture issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the second closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a second 10% original issue discount secured convertible debentures in principal amount of $2,222,222 (the “Second Closing Arena Debentures”) and a warrant (the “Second Closing Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Second Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the second tranche, provided the second Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed second Closing must be greater than $200,000.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

The Second Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Second Closing Debentures and the Second Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such second closing.

Under the Arena Purchase Agreement, a closing of the third tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Arena Purchase Agreement on the later (y) the fifth trading day following the Second Registration Statement Effectiveness Date (as defined in the Arena Purchase Agreement) (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the aggregate outstanding principal balance of the First Closing Arena Debentures and Second Closing Arena Debentures issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the third closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a third 10% original issue discount secured convertible debenture in principal amount of $2,222,222 (the “Third Closing Arena Debentures”) and a warrant (the “Third Closing Arena Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Third Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the third tranche, provided the third Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed third Closing must be greater than $200,000.

The Third Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the third tranche, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Third Closing Arena Debentures and the Third Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such third closing.

Under the Arena Purchase Agreement, a closing of the fourth tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Arena Purchase Agreement on the later (y) the fifth trading day following the Third Registration Statement Effectiveness Date (as defined in the Arena Purchase Agreement) (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the aggregate outstanding principal balance of the First Closing Arena Debentures, Second Closing Arena Debentures and Third Closing Arena Debentures issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the fourth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a fourth 10% original issue discount secured convertible debenture in principal amount of $2,222,222 (the “Fourth Closing Arena Debentures”) and a warrant (the “Fourth Closing Arena Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Fourth Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the fourth tranche, provided the fourth Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed fourth Closing must be greater than $200,000.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

The Fourth Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the fourth tranche, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Fourth Closing Arena Debentures and the Fourth Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such fourth closing.

Under the Arena Purchase Agreement, a closing of the fifth tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Arena Purchase Agreement on the later (y) the fifth trading day following the Fourth Registration Statement Effectiveness Date(as defined in the Arena Purchase Agreement) (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the First Closing Arena Debentures, Second Closing Arena Debentures, Third Closing Arena Debentures and Fourth Closing Arena Debentures issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the fifth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a fifth 10% original issue discount secured convertible debenture in principal amount of $2,222,222 (the “Fifth Closing Arena Debentures”) and a warrant (the “Fifth Closing Arena Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Fifth Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the fifth tranche, provided the fifth Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed fifth Closing must be greater than $200,000.

The Fifth Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the fifth tranche, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Fifth Closing Arena Debentures and the Fifth Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such fifth closing.

Without giving effect to the Exchange Cap discussed below, assuming the Company issued all of the Arena Debentures and converted accrued interest in full on each of the Debentures into its common stock at the floor price (assuming each of such Arena Debentures accrued interest for a period one year), approximately 232,912,128 shares of the Company’s common stock would be issuable upon conversion.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

The Arena Purchase Agreement prohibits the Company from entering into a Variable Rate Transaction (other than the Arena ELOC described below) until such time as no Arena Debentures remain outstanding. In addition, the Purchase Agreement provides that from the (i) the First Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the First Registration Statement Effectiveness Date, (ii) the Second Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Second Registration Statement Effectiveness Date, (iii) the Third Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Third Registration Statement Effectiveness Date, (iv) the Fourth Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Fourth Registration Statement Effectiveness Date, and (v) the Fifth Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Fifth Registration Statement Effectiveness Date, neither the Company nor any subsidiary may issue any Common Stock or Common Stock equivalents, except for certain exempted issuances (i.e., stock options, employee grants, shares issuable pursuant to outstanding securities, acquisitions and strategic transactions) and the Arena ELOC.

The Company entered into a Security Agreement, dated August 12, 2024 (the “Security Agreement”), with Arena Investors where it agreed to grant Arena Investors a security interest in all of its assets to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Arena Debentures. In addition, each of the Company’s subsidiaries entered into a Guaranty Agreement, dated August 12, 2024 (the “Subsidiary Guaranty”), with Arena Investors pursuant to which they agreed to guarantee the prompt payment, performance and discharge in full of all of the Company’s obligations under the Arena Debentures.

Maxim Group LLC (“Maxim”) acted as placement agent in the Offering. In connection with the closing of the first tranche of the Arena Offering, the Company paid a placement fee of $75,000 to Maxim. Assuming the second tranche is closed, a placement fee in an amount equal to $120,000 will be payable by the Company to Maxim upon closing of the second tranche of the Arena Offering. Assuming the third tranche is closed, a placement fee in an amount equal to 120,000 will be payable by the Company to Maxim upon closing of the third tranche of the Arena Offering. Assuming the fourth tranche is closed, a placement fee in an amount equal to 120,000 will be payable by the Company to Maxim upon closing of the fourth tranche of the Arena Offering. Assuming the fifth tranche is closed, a placement fee in an amount equal to 120,000 will be payable by the Company to Maxim upon closing of the fifth tranche of the Arena Offering.

The Arena Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Arena Investors represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Arena Investors ELOC

On August 12, 2024 , the Company also entered into an Purchase Agreement (the “Arena ELOC”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which the Company shall have the right, but not the obligation, to direct Arena Global to purchase up to $50,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the Arena ELOC, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. Further, under the Arena ELOC and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit an Advance Notice (as defined in the Arena ELOC) from time to time to Arena Global calculated as follows: (a) if the Advance Notice is received by 8:30 a.m. Eastern Time. the lower of: (i) an amount equal to seventy percent (70%) of the average of the Daily Value Traded (as defined in the Arena ELOC) of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $20 million, (b) if the Advance Notice is received after 8:30 a.m. Eastern Time but prior to 10:30 a.m. Eastern Time, the lower of (i) an amount equal to forty percent (40%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $15 million, and (c) if the Advance Notice is received after 10:30 a.m. Eastern Time but prior to 12:30 p.m. Eastern Time, the lower of (i) an amount equal to twenty percent (20%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $10 million.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2024 and 2023

During the Commitment Period (as defined below), the purchase price to be paid by Arena Investors for the common stock under the EP Agreement will be 96% of the Market Price, defined as the daily volume weighted average price (VWAP) of the Company’s common stock, on the trading day commencing on the date of the Advance Notice.

In connection with the Arena ELOC, the Company agreed, among other things, to issue to Arena Global, in two separate tranches, as a commitment fee, that number of shares of its restricted common stock (“Commitment Fee Shares”) equal to (i) with respect to the first tranche (“First Tranche”), 500,000 divided by the simple average of the daily VWAP of the common stock during the five trading days immediately preceding the effectiveness of the initial registration statement (the “Initial Registration Statement”) on which the Commitment Fee Shares are registered (the “First Tranche Price”), promptly the effectiveness of the Registration Statement (the “Initial Issuance”) and (ii) with respect to the second tranche (“Second Tranche”), 250,000 divided by the simple average of the daily VWAP of the Common Shares during the five trading days immediately preceding the three month anniversary (the “Anniversary”) of the effectiveness of the registration statement on which the Commitment Fee Shares are registered (the “Second Tranche Price”), promptly after the Anniversary.

The Commitment Fee Shares shall be subject to a true-up after each issuance pursuant to which the Company shall issue to Arena Global common stock having an aggregate dollar value equal to (i) with respect to the First Tranche, 500,000 based on the lower of (A) the First Tranche Price and (B) the lower of (a) the simple average of the three lowest daily intraday trade prices over the twenty trading days after (and not including) the date of effectiveness of the Initial Registration Statement and (b) the closing price on the twentieth trading day after the effectiveness of the Registration Statement, and (ii) with respect to the Second Tranche, 250,000 based on the lower of (A) the Second Tranche Price and (B) the lower of (a) the simple average of the three lowest daily intraday trade prices over the twenty trading days after (and not including) the Anniversary and (b) the closing price on the twentieth trading day after the Anniversary.

In connection with the Arena ELOC, the Company agreed to file a registration statement registering the common stock issued or issuable to Arena Global under the Arena ELOC for resale with the SEC within 30 calendar days of the Arena ELOC.

The obligation of Arena Global to purchase the Company’s common stock under the Arena ELOC begins on the date of the Arena ELOC, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the Arena ELOC equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”). The Arena ELOC contains customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Arena Global represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company will sell the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The number of shares of the Company’s common stock that may be issued upon conversion of the Arena Debentures and exercise of the Arena Warrants, and inclusive of the Commitment Shares and any shares issuable under and in respect of the Arena ELOC, is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of the Corporation’s common stock on the closing date, 3,559,961 shares, unless shareholder approval to exceed the Exchange Cap is approved.

The foregoing descriptions of the Arena Purchase Agreement, the Arena Debentures, the Arena Warrants, the Registration Rights Agreement, the Security Agreement, the Subsidiary Guaranty and Arena ELOC are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibit 10.1, 4.1, 4.2, 10.2, 10.3, 10.4 and 10.5, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

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

Special Note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “would,” “estimates,” “may,” “might,” “plan,” “expect,” “intend,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. We caution that forward-looking statements involve risks and uncertainties, and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.

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

In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. We will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of us.

Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. Our current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. To date, we have generated minimal revenue and our activities have consisted solely of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed; however we have not yet commenced any development activities. We have since executed contracts to sell two properties for a profit. We have also acquired a majority interest in MWH described below.. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and / or single-family housing.. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers.

We intend to develop the properties that we own from the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt. We expect development activities to begin for our Magnolia Gardens Project Single Family project to be built on our McLean mixed use site in the fourth quarter of 2024.In addition, in January 2024, we announced that we would strategically look to monetize our real estate holdings throughout 2024 by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals. In connection with this strategy, we have entered into agreements to sell our St. Mary’s site and our Lago Vista site as described in more detail below.

Additionally, we acquired a majority interest in Majestic World Holdings LLC (“MWH”) during the first quarter of 2024. MWH is a prop-tech company that has created an AI Software platform (the “AI Powered Platform”). The AI Powered Platform, which was launched in April 2024, aims to decentralize the real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment. In addition, we purchased all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant, which utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs.

During the second quarter of 2024, we have generated minimal revenue and our primary source of funding has been from sales of debt and equity described in more detail below.

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

The 2023 Securities Purchase Agreement provided that a closing of the second tranche could occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the 2023 Securities Purchase Agreement at any time after January 29, 2024, upon which we would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $500,000 for a purchase price of $450,000, representing an original issue discount of ten percent (10%).

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

The closing of the second tranche was consummated on February 16, 2024, and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Second 2023 Debenture”) and a warrant (the “Second 2023 Warrant”) to purchase up to 125,000 shares of our common stock. The Second 2023 Debenture was sold to Peak One for a purchase price of $225,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued an aggregate total of 35,000 shares of our common stock as commitment shares.

The closing of the third tranche was consummated on March 22, 2024, and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Third 2023 Debenture”) and a warrant (the “Third 2023 Warrant”) to purchase up to 125,000 shares of our common stock. In connection with the closing of the third tranche, we paid $6,500 as a non-accountable fee to Peak One to cover our accounting fees, legal fees and other transactional costs incurred in connection with the third tranche and issued an aggregate total of 35,000 shares of our common stock as commitment shares. The First 2023 Debenture, the Second 2023 Debenture the Third 2023 Debenture are collectively referred to as the “2023 Debentures.”

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

To date, we have issued 1,022,222 shares of our common stock pursuant to the First 2023 Debenture which was converted in full. On May 9, 2024, we issued 506,189 shares of our common stock upon conversion of the Second 2024 Debenture and partial conversion of the Third 2024 Debenture. On July 22, 2024 we issued 970,941 shares of our common stock upon conversion of the remainder of the Third 2023 debenture in full and partial conversion of the 1st 2024 Debenture. As of August 8th, 2024 the outstanding principle on debentures is $500,000.

On January 8, 2024, 305,000 shares of our common stock were issued in connection with the exercise, in full, of the First 2023 Warrant, on a cashless basis. On April 30th, 2024, 229,216 shares of our common stock were issued in connection with the exercise, in full, of the Second 2023 Warrant and the Third 2023 Warrant, on a cashless basis.

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

The First 2024 Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The First 2024 Debenture is convertible, at the option of the holder, at any time, into such number of shares of our common stock equal to the principal amount of the First 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.70 (the “First 2024 Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165.

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

Under the 2024 Securities Purchase Agreement, as amended, a closing of the second tranche could occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the 2024 Securities Purchase Agreement at any time after May 19, 2024, upon which we would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount $350,000 (the “Second 2024 Debenture”) and issue to Peak One’s designee on the same terms and conditions a second warrant (the “Second 2024 Warrant”) to purchase up to 262,500 shares of the common stock. The Second 2024 Debenture would be sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, we will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and we would issue to Peak One and its designee an aggregate total of 80,000 shares of our restricted common stock as commitment shares (the “Second 2024 Commitment Shares”) as described in the 2024 Securities Purchase Agreement.

Under the 2024 Securities Purchase Agreement, as amended, a closing of the third tranche may occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after 20 days after the closing of the second tranche, upon which we would issue and sell to Peak One on the same terms and conditions a third 8% convertible debenture in the principal amount of $500,000 (the “Third 2024 Debenture” and together with the First 2024 Debenture and the Second 2024 Debenture, the “2024 Debentures”) and issue to Peak One’s designee on the same terms and conditions a third warrant (the “Third 2024 Warrant” and together with the First 2024 Warrant and the Second 2024 Warrant, the “2024 Warrants”) to purchase up to 375,000 shares of common stock. The Third 2024 Debenture would be sold to Peak One for a purchase price of $450,000, representing an original issue discount of ten percent (10%). In connection with the closing of the third tranche, we will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and will issue to Peak One and its designee an aggregate total of 100,000 shares of our restricted common stock as commitment shares (the “Third 2024 Commitment Shares” and together with the Initial 2024 Commitment Shares and the Second 2024 Commitment Shares, the “2024 Commitment Shares”) as described in the 2024 Securities Purchase Agreement.

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

On May 24, 2024, we closed the second tranche of our private placement offering with Peak One under the 2024 Securities Purchase Agreement, as amended on May 22, 2024 (the “Amended 2024 Securities Purchase Agreement”), between us and Peak One, pursuant to which we issued the Second 2024 Debenture, Second 2024 Warrant and Second 2024 Commitment Shares. The Second Debenture is convertible, at the option of the holder, at any time, into such number of shares of Common our common stock equal to the principal amount of the Second 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.60, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165. Second Warrant is exercisable, at the option of the holder an exercise price equal to $0.65, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Second Warrant. The Second Warrant provides for cashless exercise under certain circumstances.

On June 17th, 2024, 484,470 shares of our common stock were issued in connection with the exercise, in full, of the First 2024 Warrant and the Second 2024 Warrant, on a cashless basis.

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

As of August 8, 2024, we have sold approximately 986,000 shares under the Equity Purchase Agreement for gross proceeds of approximately $758,660.00

St. Mary’s Site

On January 31, 2024, we entered into an Agreement of Sale (the “Agreement of Sale”) with Pigmental, LLC, a Delaware limited liability company (“Pigmental Studios”), to sell approximately 27 acres of land zoned for a manufacturing facility in St. Mary’s, Georgia (the “St Mary’s Site”) owned by us to Pigmental Studios for $1.35 million, payable $900,000 in cash and $450,000 by the issuance of a promissory note to us. The promissory note was to bear interest at 10% per annum, provide for monthly interest only payments, mature on April 30, 2025, and be secured by a mortgage on the St Mary’s Site. The Agreement of Sale provided that the closing of the sale of the St Mary’s Site by us to Pigmental Studios was agreed to occur no later than June 20th, 2024.

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

As of August 13th, 2024 Pigmental Studios is currently in breach of the Agreement of Sale and the we are in discussions to execute an amendment for the closing of the property to take place in the third quarter of 2024.

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

Contract for Sale of Lago Vista

On April 25, 2024, we entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell our approximately 60-acre waterfront Lago Vista site in Lake Travis, Texas (the “Lago Vista Property”) to Lithe for $5.825 million. The Contract of Sale provides that the closing of the sale by us to Lithe of the Lago Vista Property is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period. As of July 18, 2024, the Company entered into an amendment to the Contract of Sale which extended the closing date of the sale of the Lago Vista Property to August 12, 2024. On July 18th, 2024 the Company entered into an amendment o the Contract of Sale to extend the closing date to August 4th, The contract was further amended on July 25th, 2024, to increase the sales price to $5.84 million. On August 8, 2024, the Company entered into an additional amendment to the Contract of Sale to extend the closing date to August 20th, 2024 and increase the price sales price to $5.86M

AI Platform Acquisition

On February 7, 2024, we acquired MWH, a real estate technology firm and owner of the an AI powered real estate marketplace Home Platform, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated as of February 7, 2024, by and among us, the members of MWH listed therein (the “Members”), MWH and Matthew A. Barstow, as Sellers Representative. The AI Powered Platform, powered by advanced AI technology, has the goal of creating a decentralized real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment. This development is expected to significantly save time and resources for all parties involved. The AI Powered Platform is designed to streamline property transactions and offer a cost-effective alternative to traditional buyers’ agent models. The AI Powered Platform was launched in April 2024.

Pursuant to the Purchase Agreement, the aggregate consideration payable by us for the outstanding membership interests (the “Membership Interests”) of MWH consists of 500,000 shares of our restricted stock (the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The Purchase Agreement and a related side letter agreement provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the closing. The Membership Interests will be transferred and assigned to us as follows: (y) 68.25% of the Membership Interests were transferred to us at closing, and (z) the remaining 31.75% will be transferred to us in five equal installments of 6.35% each on the first day of each of the five quarterly periods following the closing. The Purchase Agreement contains customary representations, warranties, and covenants of the parties. Additional agreements ancillary to the Purchase Agreement were executed at the closing, including but not limited to a profit sharing agreement (the “Profit Sharing Agreement”), assignments of the Membership Interests and employment agreements. Pursuant to the Profit Sharing Agreement entered into as of February 7, 2024, we agreed to pay the Members a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by MWH and its subsidiaries.

MyVONIA

As of May 6, 2024, we entered into an Asset Purchase Agreement (the “APA”) with Dr. Axely Congress to purchase all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging. The purchase price for MyVONIA is up to 500,000 shares of our common stock. Of such shares, 200,000 shares of common stock will be issued at closing, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. The APA contains customary closing conditions and Dr. Congress has agreed to a non-compete.

On June 6, 2024, we completed the acquisition of all of the assets related to the A.I technology known as MyVONIA pursuant to the previously disclosed theAPA. MyVONIA, an advanced artificial intelligence (AI) assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging. theOf such shares, 200,000 shares of common stock were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. Pursuant to the APA, Dr. Congress has agreed to a non-compete. In connection with the closing, Dr. Congress also entered into a consulting agreement with us to continue to develop MyVONIA and provide such other services as are required pursuant thereto under which Dr. Congress will receive a consulting fee of $10,000 per month. The consulting agreement has a term of two years and has a non-compete.

Credit Agreement

On March 1, 2024, we entered into a credit agreement with the Bryan Leighton Revocable Trust dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide us with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which we may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date” of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of our restricted common stock to Lender. During the three months ended June 30, 2024, we drew down $250,000 from the Line of Credit.

Nasdaq Notice

On April 16, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $1,887,777 as of December 31, 2023, as reported in our Annual Report on Form 10-K filed with the SEC on April 1, 2024, was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days (until May 31, 2024), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). We submitted a Compliance Plan within the required time. On July 22, 2024, we received a letter from Nasdaq stating that based on the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission for the period ended March 31, 2024, and our submission to the Staff, dated May 29, 2024, it determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1). The letter further stated that if we fail to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing our next periodic report we may be subject to delisting. At that time, Nasdaq staff will provide written notification to us, upon which we may then appeal the staff’s determination to a Nasdaq Hearings Panel.

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

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing. At our 2024 Annual Meeting of Stockholders held on July 2, 2024, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, to effect a reverse stock split with respect to the Company’s issued and outstanding common stock at a ratio of 1-for-2 to 1-for-20, with the ratio within such range to be determined at the discretion of the board of directors and included in a public announcement, subject to the authority of the board of directors to abandon such amendment.

There can be no assurance that we will be able to meet the Nasdaq continued listing requirements.

Sugar Phase I Joint Venture

On July 23, 2024, we entered into a Joint Venture Agreement (the “JV Agreement”) with Milk & Honey LLC, a Texas limited liability company (“Milk & Honey”), for the purpose of establishing a joint venture to be conducted under the name of Sugar Phase I LLC (the “Joint Venture”) for the purpose of developing and constructing single-family homes (the “Project”) on five parcels of land located in Edinburg Texas (the “Land”). We and Milk & Honey are each referred to as a “Joint Venturer” and collectively are referred to as the “Joint Venturers.”

Pursuant to JV Agreement, we have agreed to contribute capital in the amount of $100,000 to the Joint Venture to be used for the development and construction of single-family homes on the Land, and Milk & Honey has agreed to contribute the Land, valued at $317,500, to the Joint Venture. The Joint Venturers shall make such other capital contributions required to enable the Joint Venture to carry out its purposes as set forth in the JV Agreement as the Joint Venturers may mutually agree upon. The Joint Venturers shall arrange for or provide any financing as may be required by the Joint Venture for carrying out the purposes of the Joint Venture.

The JV Agreement provides that we will have a 60% interest and Milk & Honey will have a 40% interest in the Joint Venture. In addition, it provides that net profits of the Joint Venture as they accrue will be distributed 45% to the Company and 55% to Milk & Honey, and that the expenses of the Joint Venture will be paid by the Joint Venturers, in the ratio which the contribution of each Joint Venturer bears to the total contributions.

The JV Agreement provides that we will act as the manager of the Joint Venture and shall be responsible for overseeing and dictating all responsibilities associated with managing a real estate development project, including: (i) overseeing the planning, development, and construction phases of the Project to ensure that it is completed on time and within budget, (ii) coordinating with architects, contractors, suppliers, and other relevant parties to facilitate smooth project execution, and (iii) ensuring compliance with all applicable laws, regulations, and industry standards throughout the duration of the Project. We will also oversee the financial management of the Joint Venture, including the establishment and maintenance of financial accounts and records.

The JV Agreement provides that Milk & Honey will be responsible for the construction and development aspects of the Project, including: (i) overseeing and managing all aspects of the construction process, including the selection and supervision of contractors, subcontractors, and suppliers and (ii) ensuring that all construction activities are carried out in accordance with the approved development plan, building codes, and industry standards.

The JV Agreement provides that the following powers may be exercised only upon the mutual consent of the Joint Venturers: (i) the power to borrow money on the general credit of the Joint Venture in any amount, or to create, assume, or incur any indebtedness to any person or entity; (ii) the power to make loans in any amount, to guarantee obligations of any person or entity, or to make any other pledge or extension of credit; (iii) the power to purchase or otherwise acquire any other property except in the ordinary course of business of the Joint Venture; (iv) the power to sell, encumber, mortgage or refinance any loan or mortgage on any of the Joint Venture property; (v) the power to confess any judgment against the Joint Venture, or to create, assume, incur or consent to any charge (including any deed of trust, pledge, encumbrance or security interest of any kind) upon any property or assets of the Joint Venture; (vi) the power to spend any renovation or remodeling funds or to make any other expenditures except for routine day-to-day maintenance and operation of the Joint Venture.

Pursuant to JV Agreement, in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of the Joint Venture, a deadlock shall be deemed to have occurred in which event one Joint Venturer (the “Offeror”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at a price calculated based on the Offeree’s percentage interest in a total purchase price for all of the assets of the Joint Venture. The JV Agreement provides that the Offeror must notify the Offeree in writing of the offer to purchase, state the total purchase price for all of the assets of the Joint Venture, and the price offered for the Offeree’s Joint Venture interest expressed as Offeree’s percentage interest in the Joint Venture assets multiplied by the total purchase price for all of the assets of the Joint Venture. The Offeree shall then have the right to buy the interest of the Offeror at the designated price and terms, or to sell the Offeree’s interest to the Offeror at the designated price and terms, whichever the Offeree may elect.

Arena Investors LP Debentures

On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”), pursuant to which the Company issued in a private placement offering (the “Arena Offering”) after satisfaction of certain conditions specified in the Arena Purchase Agreement, four secured convertible debentures to Arena Investors in the aggregate principal amount of $10,277,777 (the “ Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to Arena Investors 10% original issue discount secured convertible debentures in principal amount of $1,388,888.75 (the “First Closing Arena Debentures”) and a warrant (the “First Closing Arena Warrants”) to purchase up to 277,777 shares of the Company’s common stock. The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company reimbursed Arena Investors $55,000 for its legal fees and expenses and placed $250,000 in escrow, to be released to the Company upon the First Registration Statement Effectiveness Date (as defined in the Purchase Agreement).

The First Closing Arena Debentures mature eighteen months from their date of issuance and bears interest at a rate of 0% per annum. The First Closing Arena Debentures are convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First Closing Arena Debentures plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.04854.

The First Closing Arena Debentures are redeemable by the Company at a redemption price equal to 115% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the First Closing Arena Debentures are outstanding, if the Company or any of its subsidiaries receives cash proceeds from the issuance of equity or indebtedness (other than the issuance of additional secured convertible debentures as contemplated by the Arena Purchase Agreement), in one or more financing transactions, whether publicly offered or privately arranged (including, without limitation, pursuant to the Arena ELOC (as defined below), the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 20% of all proceeds received by the Company to repay the outstanding amounts owed under the First Closing Arena Debentures.

The First Closing Arena Debentures contain customary events of default. If an event of default occurs, until it is cured, the holder may increase the interest rate applicable to the First Closing Arena Debentures to two percent (2%) per annum and accelerate the full indebtedness under the First Closing Arena Debentures, in an amount equal to 150% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the First Closing Arena Debentures, the First Closing Arena Debentures prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness that is not subordinated to the Company’s and, as applicable, any subsidiary’s obligations in respect of the First Closing Arena Debentures until the First Closing Arena Debentures are paid in full.

The First Closing Arena Warrants expire five years from its date of issuance. The First Closing Arena Warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 of shares of the Company’s common stock at an exercise price equal to $0.279 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Closing Arena Warrants. The First Closing Arena Warrants provide for cashless exercise under certain circumstances.

The Company entered into a Registration Rights Agreement, dated August 12, 2024 (the “RRA”), with Arena Investors where it agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules and to use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “First Registration Statement Effectiveness Date”, which is defined as the 30th calendar day following the First Closing Date (or, in the event of a “full review” by the SEC, no later than the 120th calendar day following the First Closing Date); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the First Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

Under the Arena Purchase Agreement, a closing of the second tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement on the later (y) the fifth trading day following the First Registration Statement Effectiveness Date (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the First Closing Arena Debenture issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the second closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a second 10% original issue discount secured convertible debentures in principal amount of $2,222,222 (the “Second Closing Arena Debentures”) and a warrant (the “Second Closing Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Second Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the second tranche, provided the second Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed second Closing must be greater than $200,000.

The Second Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Second Closing Debentures and the Second Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such second closing.

Under the Arena Purchase Agreement, a closing of the third tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Arena Purchase Agreement on the later (y) the fifth trading day following the Second Registration Statement Effectiveness Date (as defined in the Arena Purchase Agreement) (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the aggregate outstanding principal balance of the First Closing Arena Debentures and Second Closing Arena Debentures issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the third closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a third 10% original issue discount secured convertible debenture in principal amount of $2,222,222 (the “Third Closing Arena Debentures”) and a warrant (the “Third Closing Arena Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Third Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the third tranche, provided the third Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed third Closing must be greater than $200,000.

The Third Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the third tranche, the Company will enter into a registration rights agreement   pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Third Closing Arena Debentures and the Third Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such third closing.

Under the Arena Purchase Agreement, a closing of the fourth tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Arena Purchase Agreement on the later (y) the fifth trading day following the Third Registration Statement Effectiveness Date (as defined in the Arena Purchase Agreement) (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the aggregate outstanding principal balance of the First Closing Arena Debentures, Second Closing Arena Debentures and Third Closing Arena Debentures issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the fourth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a fourth 10% original issue discount secured convertible debenture in principal amount of $2,222,222 (the “Fourth Closing Arena Debentures”) and a warrant (the “Fourth Closing Arena Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Fourth Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the fourth tranche, provided the fourth Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed fourth Closing must be greater than $200,000.

The Fourth Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the fourth tranche, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Fourth Closing Arena Debentures and the Fourth Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such fourth closing.

Under the Arena Purchase Agreement, a closing of the fifth tranche may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Arena Purchase Agreement on the later (y) the fifth trading day following the Fourth Registration Statement Effectiveness Date(as defined in the Arena Purchase Agreement) (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the First Closing Arena Debentures, Second Closing Arena Debentures, Third Closing Arena Debentures and Fourth Closing Arena Debentures issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the fifth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a fifth 10% original issue discount secured convertible debenture in principal amount of $2,222,222 (the “Fifth Closing Arena Debentures”) and a warrant (the “Fifth Closing Arena Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Fifth Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the fifth tranche, provided the fifth Closing is also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed fifth Closing must be greater than $200,000.

The Fifth Closing Arena Debentures would be sold to Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with the closing of the fifth tranche, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Fifth Closing Arena Debentures and the Fifth Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such fifth closing.

Without giving effect to the Exchange Cap discussed below, assuming the Company issued all of the Arena Debentures and converted accrued interest in full on each of the Debentures into its common stock at the floor price (assuming each of such Arena Debentures accrued interest for a period one year), approximately 232,912,128 shares of the Company’s common stock would be issuable upon conversion.

The Arena Purchase Agreement prohibits the Company from entering into a Variable Rate Transaction (other than the Arena ELOC described below) until such time as noArena Debentures remain outstanding. In addition, the Purchase Agreement provides that from the (i) the First Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the First Registration Statement Effectiveness Date, (ii) the Second Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Second Registration Statement Effectiveness Date, (iii) the Third Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Third Registration Statement Effectiveness Date, (iv) the Fourth Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Fourth Registration Statement Effectiveness Date, and (v) the Fifth Registration Statement Effectiveness Date until the earlier of (x) such date thereafter as no Debentures remain outstanding and (y) 120 days after the Fifth Registration Statement Effectiveness Date, neither the Company nor any subsidiary may issue any Common Stock or Common Stock equivalents, except for certain exempted issuances (i.e., stock options, employee grants, shares issuable pursuant to outstanding securities, acquisitions and strategic transactions) and the Arena ELOC.

The Company entered into a Security Agreement, dated August 12, 2024 (the “Security Agreement”), with Arena Investors where it agreed to grant Arena Investors a security interest in all of its assets to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Arena Debentures. In addition, each of the Company’s subsidiaries entered into a Guaranty Agreement, dated August 12, 2024 (the “Subsidiary Guaranty”), with Arena Investors pursuant to which they agreed to guarantee the prompt payment, performance and discharge in full of all of the Company’s obligations under the Arena Debentures.

Maxim Group LLC (“Maxim”) acted as placement agent in the Offering. In connection with the closing of the first tranche of the Arena Offering, the Company paid a placement fee of $75,000 to Maxim. Assuming the second tranche is closed, a placement fee in an amount equal to $120,000 will be payable by the Company to Maxim upon closing of the second tranche of the Arena Offering. Assuming the third tranche is closed, a placement fee in an amount equal to 120,000 will be payable by the Company to Maxim upon closing of the third tranche of the Arena Offering. Assuming the fourth tranche is closed, a placement fee in an amount equal to 120,000 will be payable by the Company to Maxim upon closing of the fourth tranche of the Arena Offering. Assuming the fifth tranche is closed, a placement fee in an amount equal to 120,000 will be payable by the Company to Maxim upon closing of the fifth tranche of the Arena Offering.

The Arena Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Arena Investors represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Arena Investors ELOC

On August 12, 2024 , the Company also entered into an Purchase Agreement (the “Arena ELOC”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which the Company shall have the right, but not the obligation, to direct Arena Global to purchase up to $50,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the Arena ELOC, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. Further, under the Arena ELOC and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit an Advance Notice (as defined in the Arena ELOC) from time to time to Arena Global calculated as follows: (a) if the Advance Notice is received by 8:30 a.m. Eastern Time. the lower of: (i) an amount equal to seventy percent (70%) of the average of the Daily Value Traded (as defined in the Arena ELOC) of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $20 million, (b) if the Advance Notice is received after 8:30 a.m. Eastern Time but prior to 10:30 a.m. Eastern Time, the lower of (i) an amount equal to forty percent (40%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $15 million, and (c) if the Advance Notice is received after 10:30 a.m. Eastern Time but prior to 12:30 p.m. Eastern Time, the lower of (i) an amount equal to twenty percent (20%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $10 million.

During the Commitment Period (as defined below), the purchase price to be paid by Arena Investors for the common stock under the EP Agreement will be 96% of the Market Price, defined as the daily volume weighted average price (VWAP) of the Company’s common stock, on the trading day commencing on the date of the Advance Notice.

In connection with the Arena ELOC, the Company agreed, among other things, to issue to Arena Global, in two separate tranches, as a commitment fee, that number of shares of its restricted common stock (“Commitment Fee Shares”) equal to (i) with respect to the first tranche (“First Tranche”), 500,000 divided by the simple average of the daily VWAP of the common stock during the five trading days immediately preceding the effectiveness of the initial registration statement (the “Initial Registration Statement”) on which the Commitment Fee Shares are registered (the “First Tranche Price”), promptly the effectiveness of the Registration Statement (the “Initial Issuance”) and (ii) with respect to the second tranche (“Second Tranche”), 250,000 divided by the simple average of the daily VWAP of the Common Shares during the five trading days immediately preceding the three month anniversary (the “Anniversary”) of the effectiveness of the registration statement on which the Commitment Fee Shares are registered (the “Second Tranche Price”), promptly after the Anniversary.

The Commitment Fee Shares shall be subject to a true-up after each issuance pursuant to which the Company shall issue to Arena Global common stock having an aggregate dollar value equal to (i) with respect to the First Tranche, 500,000 based on the lower of (A) the First Tranche Price and (B) the lower of (a) the simple average of the three lowest daily intraday trade prices over the twenty trading days after (and not including) the date of effectiveness of the Initial Registration Statement and (b) the closing price on the twentieth trading day after the effectiveness of the Registration Statement, and (ii) with respect to the Second Tranche, 250,000 based on the lower of (A) the Second Tranche Price and (B) the lower of (a) the simple average of the three lowest daily intraday trade prices over the twenty trading days after (and not including) the Anniversary and (b) the closing price on the twentieth trading day after the Anniversary.

In connection with the Arena ELOC, the Company agreed to file a registration statement registering the common stock issued or issuable to Arena Global under the Arena ELOC for resale with the SEC within 30   calendar days of the Arena ELOC.

The obligation of Arena Global to purchase the Company’s common stock under the Arena ELOC begins on the date of the Arena ELOC, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the Arena ELOC equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”). The Arena ELOC contains customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Arena Global represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company will sell the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The number of shares of the Company’s common stock that may be issued upon conversion of the Arena Debentures and exercise of the Arena Warrants, and inclusive of the Commitment Shares and any shares issuable under and in respect of the Arena ELOC, is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of the Corporation’s common stock on the closing date, 3,559,961 shares, unless shareholder approval to exceed the Exchange Cap is approved.

The foregoing descriptions of the Arena Purchase Agreement, the Arena Debentures, the Arena Warrants, the Registration Rights Agreement, the Security Agreement, the Subsidiary Guaranty and Arena ELOC are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibit 10.1, 4.1, 4.2, 10.2, 10.3, 10.4 and 10.5, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Results of Operations for the Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Sales	$42,162	$-
Total Payroll and related expenses	595,645	196,601
Total Other operating expenses	349,490	299,863
Operating loss	$(902,973)	(496,464)
Interest expense	(1,065,818)	(291,456)
Net loss	$(1,968,791)	$(787,920)

Sales

During the three months ended June 30, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $42,162. There were no sales for the three months ended June 30, 2023. This was due to the new lines of business entered into during 2024.

Payroll and Related Expenses

Payroll and related expenses for the three months ended June 30, 2024 were $595,645 compared to $196,601 for the three months ended June 30, 2023. This increase of $399,044 in expenses resulted primarily from stock-based compensation of $185,091 being recognized during the three months ended June 30, 2024.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for three months ended June 30, 2024 were $349,489 compared to $299,863 for the three months ended June 30, 2023. During the three months ended June 30, 2023, these expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. During the three months ended June 30, 2024, these expenses were primarily professional and consulting fees. This increase of $49,62949,629 resulted primarily from the increased cost of professional fees in relation of being a public company.

Interest Expense

During the three months ended June 30, 2024 and 2023, we incurred $1,065,818 and $291,456 of interest expense. This increase resulted from an increase in the balance of our notes payable.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Results of Operations for the Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Sales	$91,978	$-
Total Payroll and related expenses	2,611,732	670,098
Total Other operating expenses	884,895	547,278
Operating loss	$(3,404,649)	(1,217,376)
Interest expense	(1,631,814)	(475,046)
Net loss	$(5,036,463)	$(1,692,422)

Sales

During the six months ended June 30, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting   to $91,978. There were no sales for the six months ended June 30, 2023. This was due to the new lines of business entered into during 2024.

Payroll and Related Expenses

Payroll and related expenses for the six months ended June 30, 2024 were $2,611,732 compared to $670,098 for the six months ended June 30, 2023. This increase of $1,941,634 in expenses resulted primarily from stock-based compensation of $1,931,731 being recognized during the six months ended June 30, 2024.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for six months ended June 30, 2024 were $884,895 compared to $547,278 for the six months ended June 30, 2023. During the six months ended June 30, 2023, these expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. During the six months ended June 30, 2024, these expenses were primarily professional and consulting fees.- This increase of $337,617 resulted primarily from the increased cost of professional fees in relation of being a public company.

Interest Expense

During the six months ended June 30, 2024 and 2023, we incurred $1,631,814 and $475,046 of interest expense. This increase resulted from an increase in the balance of our notes payable.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the six months ended June 30, 2024 and the year ended December 31, 2023 we incurred a net loss of $5,036,463 and $4,200,541, respectively. We expect to incur increasing losses in the future when we commence development of our McLean Property.   We also expect to incur additional software development expenses related to the development of the Xene Platform and the MyVONIA Asset. As of June 30, 2024 and December 31, 2023, we had cash of $24,238 and $3,236, respectively. Prior to us becoming a public company, our operations were primarily funded through advances from SG Holdings and we had been largely dependent upon SG Holdings for funding. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. We intend to develop the properties that we own from the proceeds of sales of our securities to Arena Investors LP and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, we would likely be forced to delay, reduce, or terminate some or all of our operating activities, including selling some of our properties. There is no guarantee we will be successful in raising capital outside of our current sources. In addition, we also have amounts owed to us from SG Holdings for advances we made to them in the amount of $1,720,844, the collectability of which is uncertain. These and other factors raise substantial doubt about our ability to continue as a going concern.

Financing Activities

SG Holdings. As of December 31, 2023, $1,720,844 is due from SG Holdings for advances made by us, which we have written off due to the financial position of SG Holdings.

BCV Loan Agreement. On June 23, 2023, we entered into the BCV Loan Agreement with BCV S&G DevCorp, a Luxembourg-based specialized investment fund, to receive up to $2,000,000 as a secured loan. To date, we have received $1,750,000 as a secured loan from BCV S&G DevCorp. The loan matures on December 1, 2024 and is secured by 1,999,999 of SG Holdings’ shares of our common stock, which were pledged pursuant to an escrow agreement with our transfer agent. The BCV Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum. The loan may be repaid by us at any anytime following the twelve-month anniversary of its issue date.

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

On April 3, 2024, LV Holding entered into a Modification and Extension Agreement, to extend to April 1, 2025 the maturity date of the LV Note. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000.00. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to the 2nd Lien Loan Agreement, LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by the Revised Deed of Trust on the Lago Vista site, and Mortgage Modification, to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at fixed rate of 17.00% and may be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note have been guaranteed by the Company.

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

On April 29, 2024, we entered into the April 2024 Purchase Agreement with Peak One, pursuant to which we agreed to issue, in the April 2024 Offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on April 29, 2024 and the Company issued securities including an 8% convertible debenture in principal amount of $350,000.00 to Peak One and a warrant to purchase up to 262,500 shares of the Company’s common stock, to Peak One’s designee. On May 24, 2024, we closed the second tranche of our private placement offering with Peak One under the April 2024 Purchase Agreement , as amended between the Company and issued an 8% convertible debenture in principal amount of $350,000.00to Peak One and a warrant to purchase up to 262,500 shares of our common stock. The Second Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). The Second Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. Common Stock See “Recent Developments-The Peak One Transactions” for additional information regarding transactions with Peak One.

ELOC. On November 30, 2023, we also entered into an Equity Purchase Agreement with Peak One, pursuant to which we have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 in shares of our common stock in multiple tranches. Pursuant to the terms of the Equity Purchase Agreement, we issued 100,000 shares of our common stock as commitment shares. To date, we have issued 986,000 shares of our common stock pursuant to the terms of the Equity Purchase Agreement for approximately $757,970. Accordingly, we currently have the right, but not the obligation, to direct Peak One to purchase up to $9,242,031 in shares of our common stock pursuant to the Equity Purchase Agreement.

Credit Agreement. On March 1, 2024, we entered into a Credit Agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 pursuant to which the Lender agreed to provide us with a Line of Credit up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date” of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a Fixed Rate per annum equal to 12.0%. On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of the Company’s restricted common stock to Lender. During the six months ended June 030, 2024, we drew down $25250,000 from the Line of Credit

Cash Flow Summary

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net cash provided by (used in):
Operating activities	$(1,270,494)	$(2,289,957)
Investing activities	(30,820)	(40,879)
Financing activities	1,322,316	3,412,559
Net increase in cash and cash equivalents	$21,002	$1,081,723

Operating activities used net cash of $1,270,494 during the six months ended June 30, 2024, and used cash of $22,289,957 during the six months ended June 30, 2023. Cash used in operating activities decreased by $1,019,463 due to an increase of net loss of $3,344,041, depreciation of $356, increase in amortization of debt issuance cost of $872,429, stock based compensation of $1,931,731, common stock for services of $784,692, increase change in prepaid assets of $127,234, increase in change in intangible assets of $166,081, a decrease in change in accounts payable of $261,113 and an increase in due to affiliates of $1,074,257.

Investing activities used net cash of $30,820 during the six months ended June 30, 2024, and $40,879 net cash during the six months ended June 30, 2023, which is a decrease in cash used of $10,059. This change results from a decrease in assets held for sale of $3,535, an increase of cash acquired from a business combination of $1,082, the purchase of computers and software of $1,002, an increase in project pre-development costs of $3030,900, and a decrease in equity-based investments of $25,000.

Cash provided from financing activities was $1,322,316 during the six months ended June 30, 2024, which resulted from $895,794 debt issuance costs paid, increased by $11,501,700 proceeds from short-term note payable, and $716,410 from issuance of common stock. Cash provided from financing activities was $33,412,559 during the six months ended June30, 2023, which resulted from $486,825 debt issuance costs paid, increased by $55,440,000 proceeds from short-term note payable, decreased by $2,500,000 from issuance of common stock, and increased by $959,384 contributions from SG Holdings.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the six months ended June 30, 2024 and the year ended December 31, 2023 included elsewhere in this Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

During the six months ended June 30, 2024 and the year ended December 31, 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of June 30, 2024.

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

Project Development Costs – Project development costs are stated at cost. At June 30, 2024 our project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale – During 2023, management implemented a plan to sell Lago Vista, which meets all of the criteria required to classify it as an Asset Held for Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-1I). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13-15(e), were ineffective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2024, other than the material weakness discussed below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

During the course of the review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we identified a material weakness in our controls relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements.

In order to remediate these material weaknesses, we will change certain control activities over financial reporting to include, but are not limited to utilization of an increased number of external consultants to assist in the preparation of our financial statements.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information included in “Note 11 - Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

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

We have generated limited revenue and have incurred significant net losses in each year since inception. For the six months ended June 30, 2024, we incurred a net loss of $5,036,463 as compared to a net loss of $787,920 for the six months ended June 30, 2023. We expect to incur increasing losses in the future when we commence development of our McLean Property. We also expect to incur additional software development expenses related to the development of the Xene Platform and the MyVONIA Asset We cannot offer any assurance as to our future financial results. Also, we cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, or at all, if, and when needed. In addition, we can provide no assurance that we will be able to collect amounts owed to us from SG Holdings and have taken a reserve against the $1,720,844 owed to us by SG Holdings, which is included in additional paid-in capital. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. A significant portion of our funding was historically provided by SG Holdings. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Management and our Audit Committee, in consultation with M&K CPAS PLLC (“M&K”), our independent registered public accounting firm, determined that there was a material weakness in our internal controls as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies. If we do not effectively remediate the material weaknesses identified by management and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, which, in turn, could materially adversely affect our business, the market value of our common stock and our access to capital markets.

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

On April 16, 2024, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $1,887,777 as of December 31, 2023, as reported in our Annual Report on Form 10-K filed with the SEC on April 1, 2024, was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days (until May 31, 2024), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). We submitted a Compliance Plan within the required time. On July 22, 2024, we received a letter from Nasdaq stating that based on the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission for the period ended March 31, 2024, and our submission to the Staff, dated May 29, 2024, it determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1). The letter further stated that if we fail to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing our next periodic report we may be subject to delisting. At that time, Nasdaq staff will provide written notification to us, upon which we may then appeal the staff’s determination to a Nasdaq Hearings Panel. Our stockholder’s equity of $2,018,163 as reported in this Quarterly Report on Form 10-Q is below the minimum requirement of $2,500,000 and therefore we may be subject to a delisting notice which we plan to appeal to a Nasdaq Hearings Panel; however there can be no assurance that the appeal with be successful.

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

We intend to actively monitor the bid price of its common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain its Nasdaq listing. At our 2024 Annual Meeting of Stockholders held on July 2, 2024, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, to effect a reverse stock split with respect to the Company’s issued and outstanding common stock at a ratio of 1-for-2 to 1-for-20, with the ratio within such range to be determined at the discretion of the board of directors and included in a public announcement, subject to the authority of the board of directors to abandon such amendment.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended June 30, 2024, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Asset Purchase Agreement, dated May 7, 2024, by and between the Company and Dr. Axely Congress

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2

Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

4.1	Debenture, dated April 29, 2024, in the principal amount of $350,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

4.2	Warrant, dated April 29, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

4.3	Debenture, dated May 23, 2024, in the principal amount of $350,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).

4.4	Warrant, dated May 23, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).

10.1	Extension Agreement, effective April 1, 2024, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581)).

10.2	Loan Agreement, dated April 3, 2024, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.3	Promissory Note, issued by LV Peninsula Holding LLC, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.4	Deed of Trust and Security Agreement, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.5	Modification to Real Estate Mortgage, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.6	Guaranty, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.7	Amendment to Real Estate Sales Contract, dated as of April 29, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 1, 2024 (File No. 001-41581))

10.8	Commercial Contract between Safe and Green Development Corporation and Lithe Development Inc. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 1, 2024 (File No. 001-41581))

10.9	Securities Purchase Agreement, dated April 29, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

10.10

Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

10.11	Amendment to Real Estate Sales Contract, dated as of May 17, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2024 (File No. 001-41581)).

10.12

Amendment No. 1 to Securities Purchase Agreement, dated May 22, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).

10.13	Amendment No. 1 to Registration Rights Agreement, dated May 22, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).

10.14+	Commercial Contract Amendment Safe and Green Development Corporation and Lithe Development Inc. effective as of July 18, 2024

10.15+	Commercial Contract Amendment Safe and Green Development Corporation and Lithe Development Inc. effective as of July 25, 2024

10.16+	Commercial Contract Amendment Safe and Green Development Corporation and Lithe Development Inc. effective as of August 8th, 2024

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

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

Date: August 14, 2024