Form 10-Q
period 2024-09-30
Safe & Green Development Corp
filed 2024-11-14
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024 the issuer had a total of 1,486,872 shares of the registrant’s common stock, $0.001 par value, outstanding.

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$13,707	$3,236
Prepaid asset and other current assets	836,266	231,989
Current Assets	849,973	235,225

Assets held for sale	4,400,361	4,400,361
Land	1,673,050	1,190,655
Property and equipment, net	2,772	3,569
Project development costs and other non-current assets	96,239	65,339
Equity-based investments	3,642,607	3,642,607
Intangible assets	560,769	22,210
Goodwill	1,810,787	-

Total Assets	$13,036,558	$9,559,966

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$1,761,539	$601,292
Due to affiliates	394,329	260,000
Short-term notes payable, net	8,195,401	6,810,897
Total current liabilities	10,351,269	7,672,189

Contingent consideration liability	945,000	-
Long-term notes payable, net	919,417	-
Total liabilities	12,215,686	7,672,189

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 936,686 issued and outstanding as of September 30, 2024 and 510,000 shares authorized, issued and outstanding as of December 31, 2023	937	510
Additional paid-in capital	15,135,988	9,017,814
Accumulated deficit	(14,509,011)	(7,130,547)
Non-controlling interest	192,958	-
Total stockholder’s equity	820,872	1,887,777
Total Liabilities and Stockholder’s Equity	$13,036,558	$9,559,966

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Sales	$81,210	$-	$173,188	$-
Total	81,210	-	173,188	-

Operating expenses:
Payroll and related expenses	$521,305	$228,779	$3,133,037	$898,876
General and administrative expenses	778,448	341,205	1,461,531	861,179
Marketing and business development expense	172,220	14,003	374,031	41,309
Total	1,471,973	583,987	4,968,599	1,801,364
Operating loss	(1,390,763)	(583,987)	(4,795,411)	(1,801,364)
Other expense:
Interest expense	(951,239)	(339,877)	(2,583,053)	(814,922)
Other income	-	321	-	321
Total	(951,239)	(339,556)	(2,583,053)	(814,601)

Net loss	$(2,342,002)	$(923,543)	$(7,378,464)	$(2,615,965)

Net loss per share
Basic and diluted	$(2.61)	$(11.32)	$(9.76)	$(127.01)

Weighted average shares outstanding:
Basic and diluted	895,783	81,564	755,929	20,596

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	50	$-	$5,095,346	$(2,930,006)	$2,165,340
Issuance of common stock	499,950	500	(500)	-	-
Forgiveness of due to affiliate	-	-	4,000,000	-	4,000,000
Capital contributions	-	-	959,384	-	959,384
Net loss	-	-		(2,615,965)	(2,615,965)
Balance at September 30, 2023	500,000	$500	$10,054,230	$(5,545,971)	$4,508,759

Balance at June 30, 2023	50	$-	$6,054,730	$(4,622,428)	$1,432,302

Issuance of common stock	499,950	500	(500)	-	-
Forgiveness of due to affiliate	-	-	4,000,000	-	4,000,000
Net loss	-	-	-	(923,543)	(923,543)
Balance at September 30, 2023	500,000	$500	$10,054,230	$(5,545,971)	$4,508,759

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	510,000	$510	9,017,814	$(7,130,547)	$-	$1,887,777
Conversion of notes payable and accrued interest	124,968	125	1,425,830	-	-	1,425,955
Issuance of common stock from EP agreement	49,300	49	750,670	-	-	750,719
Issuance of stock for debt and warrant issuance	65,466	65	801,023	-	-	801,088
Issuance of stock for services	9,839	10	197,861	-	-	197,871
Issuance of common stock from restricted stock units	91,138	91	1,990,079	-	-	1,990,170
Cashless warrant exercise	50,976	51	(51)	-	-	-
Issuance of stock in connection with business combination	25,000	25	434,975		-	435,000
Issuance of stock for purchase of MYVONIA	10,000	10	228,350	-	-	228,360
Contribution of land	-	-	289,437	-	192,958	482,395
Net loss	-	-	-	(7,378,464)	-	(7,378,464)
Balance at September 30, 2024	936,686	$937	15,135,988	$(14,509,011)	$192,958	$820,872

Balance at June 30, 2024	826,055	$826	14,184,346	$(12,167,009)	$-	$2,018,163
Issuance of common stock from restricted stock units	10,833	11	58,428	-	-	58,439
Conversion of notes payable and accrued interest	48,548	49	355,251	-	-	355,300
Issuance of common stock from EP agreement	5,000	5	34,305	-	-	34,310
Issuance of stock for debt and warrant issuance	46,250	46	214,221	-	-	214,267
Contribution of land	-	-	289,437	-	192,958	482,395
Net loss	-	-	-	(2,342,002)	-	(2,342,002)
Balance at September 30, 2024	936,686	$937	$15,135,988	$(14,509,011)	$192,958	$820,872

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,378,464)	$(2,615,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,799	75
Amortization of debt issuance costs	1,658,541	208,412
Stock based compensation	1,990,170	-
Common stock for debt and warrant issuance	801,088	-
Common stock for services	197,871	-
Changes in operating assets and liabilities:
Prepaid asset and other current assets	395,723	(392,860)
Accounts payable and accrued expenses	653,865	123,541
Due to affiliates	134,329	(1,876,298)
Net cash used in operating activities	(1,545,078)	(4,553,095)

Cash flows from investing activities:
Additions to assets held for sale	-	(3,535)
Additions to intangible assets	(209,731)	(22,210)
Cash acquired bus combination	1,082	-
Purchase of computers and software	(1,002)	(3,805)
Project development costs	(30,900)	(9,607)
Equity-based investments	-	(42,662)
Net cash used in investing activities	(240,551)	(81,819)

Cash flows from financing activities:
Debt issuance costs	(1,509,852)	(441,825)
Proceeds from notes payable	3,081,489	6,650,000
Issuance of common stock from EP	750,719	-
Repayment of short-term notes payable	(526,256)	(2,500,000)
Contributions	-	959,384
Net cash provided by financing activities	1,796,100	4,667,559

Net change in cash	10,471	32,645

Cash – beginning of period	3,236	720

Cash – end of period	$13,707	33,365

Supplemental disclosure of non-cash operating activities:
Prepaid interest held back from proceeds from short-term notes payable	$1,000,000	$675,000
Forgiveness of due from affiliate	$-	$4,000,000
Conversion of notes payable	$1,425,955	$-
Intangible assets acquired in connection with asset acquisition	$228,360	$-
Assets and liabilities acquired in business combination:
Intangible assets	$100,468	$-
Goodwill	$1,810,787	$-
Accounts payable and accrued expenses	$32,237	$-
Contingent consideration payable	$945,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

1.	Description of Business

Safe and Green Development Corporation (the “Company” or “SG DevCo”), previously known as SGB Development Corp., a Delaware corporation, was incorporated on February 17, 2021. The Company was formed in 2021 for the purposes of real property development using purpose-built, prefabricated modules built from both wood and steel. The Company’s current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and/or single-family housing. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers. To date, we have generated minimal revenue and our activities have consisted mostly of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed, entered into three joint ventures with the intention of developing properties in the Texas market and have invested in real-estate related AI assets and entities. In January 2024, we announced that we would strategically look to monetize our real estate holdings by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals. In connection with this strategy, we have entered into agreements to sell our two of our properties. During the nine months ended September 30, 2024, the Company entered into joint venture agreements with Milk & Honey LLC (“Milk & Honey”), for the purpose of establishing two joint ventures to be conducted under the names of Sugar Phase I LLC (“Sugar Phase”) and Pulga Internacional LLC (“Pulga”), together the (“JV Agreements”). The purpose of joint ventures is to develop single family homes and an eco-friendly retail outlet in Texas.

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

Reverse Stock Split

On October 8, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 have been adjusted to reflect the reverse stock split effected in October 2024.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

2.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”) and MyVonia Innovations LLC (“MyVonia LLC”), as well as Sugar Phase and Pulga which are described below.

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

Variable Interest Entities – The Company accounts for certain legal entities as variable interest entities (“VIE”). When evaluating a VIE for consolidation, the Company must determine whether or not there is a variable interest in the entity. Variable interests are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that the Company does not have a variable interest in the VIE, no further analysis is required and the VIE is not consolidated. If the Company holds a variable interest in a VIE, the Company consolidates the VIE when there is a controlling financial interest in the VIE and therefore are deemed to be the primary beneficiary. The Company is determined to have a controlling financial interest in a VIE when it has both the power to direct the activities of the VIE that most significantly impact the VIE economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to that VIE. This determination is evaluated periodically as facts and circumstances change.

On July 23, 2024, the Company entered into a Joint Venture Agreement with Milk & Honey, for the purpose of establishing a joint venture to be conducted under the name of Sugar Phase for the purpose of developing and constructing single-family homes on five parcels of land located in Edinburg Texas (“Sugar Phase JV”). Each of the Company and Milk & Honey are referred to as a “Joint Venturer” and collectively are referred to as the “Joint Venturers.”

Pursuant to the Sugar Phase JV, as amended, the Company has agreed to contribute capital in the amount of $100,000 to the Sugar Phase JV to be used for the development and construction of single-family homes on land, valued at $317,500, contributed by Milk & Honey, to the Sugar Phase JV. The Joint Venturers will make such other capital contributions required to enable the Sugar Phase JV to carry out its purposes as set forth in the Sugar Phase JV as the Joint Venturers may mutually agree upon. The Joint Venturers shall arrange for or provide any financing as may be required by the Sugar Phase JV for carrying out the purposes of the Sugar Phase JV.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

The Sugar Phase JV provides that the Company will have a 60% interest and Milk & Honey will have a 40% interest in the Sugar Phase JV. In addition, it provides that net profits of the Sugar Phase JV as they accrue will be distributed 45% to the Company and 55% to Milk & Honey, and that the expenses of the Sugar Phase JV will be paid by the Joint Venturers, in the ratio which the contribution of each Joint Venturer bears to the total contributions.

The Sugar Phase JV provides that the Company will act as the manager of Sugar Phase JV and shall be responsible for overseeing and dictating all responsibilities associated with managing a real estate development project, including: (i) overseeing the planning, development, and construction phases of the Project to ensure that it is completed on time and within budget, (ii) coordinating with architects, contractors, suppliers, and other relevant parties to facilitate smooth project execution, and (iii) ensuring compliance with all applicable laws, regulations, and industry standards throughout the duration of the project. The Company will also oversee the financial management of the Sugar Phase JV, including the establishment and maintenance of financial accounts and records.

The Sugar Phase JV provides that Milk & Honey will be responsible for the construction and development aspects of the project, including: (i) overseeing and managing all aspects of the construction process, including the selection and supervision of contractors, subcontractors, and suppliers and (ii) ensuring that all construction activities are carried out in accordance with the approved development plan, building codes, and industry standards.

The Sugar Phase JV provides that the following powers may be exercised only upon the mutual consent of the Joint Venturers: (i) the power to borrow money on the general credit of Sugar Phase JV in any amount, or to create, assume, or incur any indebtedness to any person or entity; (ii) the power to make loans in any amount, to guarantee obligations of any person or entity, or to make any other pledge or extension of credit; (iii) the power to purchase or otherwise acquire any other property except in the ordinary course of business of Sugar Phase JV; (iv) the power to sell, encumber, mortgage or refinance any loan or mortgage on any of the Joint Venture property; (v) the power to confess any judgment against Sugar Phase JV, or to create, assume, incur or consent to any charge (including any deed of trust, pledge, encumbrance or security interest of any kind) upon any property or assets of Sugar Phase JV; (vi) the power to spend any renovation or remodeling funds or to make any other expenditures except for routine day-to-day maintenance and operation of Sugar Phase JV.

Pursuant to Sugar Phase JV in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of Sugar Phase JV, a deadlock shall be deemed to have occurred in which the Company (the “Offerer”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at an agreed upon valuation of $1,100,000 or the Company shall make the final decision to break the deadlock.

On September 2, 2024, the Company entered into a second Joint Venture Agreement with Milk & Honey, for the purpose of establishing a joint venture to be conducted under the name of Pulga Internacional for the purpose of developing an eco-friendly retail outlet on land located in Weslaco Texas (“Pulga JV”). The terms of the Pulga JV are similar to the Sugar Phase JV, with the exception that the land Milk & Honey is contributed has a value of $164,895, and the net profits of the Pulga JV shall be distributed 50% to the Company and 50% to Milk & Honey.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

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

During the nine months ended September 30, 2024 and 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of September 30, 2024 or December 31, 2023.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of September 30, 2024 and December 31, 2023.

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

During 2022, the Company acquired properties in Oklahoma and Georgia for $893,785 (including additions) and $296,870, respectively, which is recorded as land on the accompanying balance sheets. In addition, during 2024, through its JV Agreements, the Company acquired land with a value of $482,395 in Texas.

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, and $538,559 of software development acquired in connection with the business combination described below, the acquisition described below, and additional additions which will be amortized over 3 years, As of September 30, 2024 the website costs and software development are not in service.

Project Development Costs — Project development costs are stated at cost. At September 30, 2024 and December 31, 2023, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell Lago Vista, which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

On April 25, 2024, the Company entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell the Lago Vista Property for $5.825 million. The Contract of Sale provides that the closing of the sale by the Company to Lithe of the Lago Vista Property is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period. On July 18th, 2024 the Company entered into an amendment to the Contract of Sale to extend the closing date to August 4th, The contract was further amended on July 25th, 2024, to increase the sales price to $5.84 million. On August 8, 2024, the Company entered into an additional amendment to the Contract of Sale to extend the closing date to August 20th, 2024 and increase the price sales price to $5.86M. On August 29, 2024, the Company entered into an additional amendment to the Contract of Sale to extend the closing date to October 10th, 2024.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

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

3.	Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2024 and December 31, 2023 the Company’s property and equipment, net consisted of the following:

	2024	2023
Computer equipment and software	$4,807	$3,805
Less: accumulated depreciation	(2,035)	(236)
Property, plant and equipment, net	$2,772	$3,569

Depreciation expense for the nine months ended September 30, 2024 amounted to $1,799.

At September 30, 2024 and December 31, 2023 the Company’s intangible assets consisted of the following:

	2024	2023
Software development	$538,559	$-
Website costs	22,210	22,210
	$560,769	$22,210

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

4.	Equity-based investments

As of September 30, 2024, the Company’s investment in Norman Barry and Cumberland amount to $617,607 and $3,025,000, respectively. The approximate combined financial position of the Company’s equity-based investments are summarized below as of September 30, 2024 and December 31, 2023:

Condensed balance sheet information:	September 30, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Total assets	$39,975,000	$39,800,000
Total liabilities	$9,800,000	$9,700,000
Members’ equity	$30,175,000	$30,100,000

5.	Notes Payable

St. Mary’s

During August 2022, in connection with the purchase of the St. Mary’s property in Georgia, the Company entered into a promissory note in the amount of $148,300 (“St. Mary’s Note”). This note has a term of one (1) year, provided for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one-year period. During March 2024, the note was modified and the principal amount was increased to $200,000.

LV Note

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

The proceeds of the LV Note were used to pay off prior notes. The LV Note originally required monthly installments of interest only and bore interest at the prime rate as published in the Wall Street Journal plus five and 50/100 percent (5.50%), provided that in no event would the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by the Company pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and could be prepaid by LV Peninsula at any time without interest or penalty. The Company incurred $406,825 of debt issuance costs and remitted $675,000 in prepaid interest in connection with the LV Note. The LV Note had an original maturity date of April 1, 2024.

On April 3, 2024, LV Holding, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of the LV Note. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lago Vista site, and a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at fixed rate of 17.00% and may be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note have been guaranteed by the Company pursuant to a Guaranty, dated April 3, 2024.

Parent

On August 9, 2023, Parent and the Company entered into a Note Cancellation Agreement, effective as of July 1, 2023, pursuant to which Parent cancelled and forgave the remaining balance then due on that certain promissory note, dated December 19, 2021, made by the Company in favor of Parent in the original principal amount of $4,200,000.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

5.	Notes Payable (cont.)

BCV

On June 23, 2023, the Company entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, under which it initially received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by the Company at any time following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 (100,000 as adjusted for the Stock Split) of Parent’s shares of the Company’s common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with the Company’s transfer agent. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. The Company has paid $55,000 in debt issuance costs. The BCV Loan Agreement further provided that if the Company’s shares of common stock were not listed on The Nasdaq Stock Market before August 30, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by the Company’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia (the “St. Mary’s Site”).

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

On September 11, 2023, the Company and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which the Company’s shares must be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if the Company’s shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares fell below twice the face value of the loan and this condition has since been waived by BCV.

Peak

On November 30, 2023, the Company entered into a Securities Purchase Agreement, dated November 30, 2023 (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company agreed to issue, in a private placement offering consisting of two tranches, two debentures to Peak One in the aggregate principal amount of $1,200,000.

The closing of the first tranche was consummated on November 30, 2023 and the Company issued an 8% convertible debenture in principal amount of $700,000 (the “First 2023 Debenture”) to Peak One and a warrant (the “First 2023 Warrant”) to purchase up to 350,000 shares of the Company’s common stock (17,500 as adjusted for the Stock Split), to Peak One’s designee as described in the Purchase Agreement. The First 2023 Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional and issued to Peak One and its designee an aggregate total of 100,000 shares of its restricted common stock (5,000 as adjusted for the Stock Split) as commitment shares.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

5.	Notes Payable (cont.)

The First 2023 Debenture had a maturity date twelve months from its date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The First 2023 Debenture was convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First 2023 Debenture plus all accrued and unpaid interest at a conversion price equal to $2.14 ($42.80 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split).

The First 2023 Warrant’s expiration date was five years from its date of issuance. The First 2023 Warrant was exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock (17,500 as adjusted for the Stock Split) of the Company at an exercise price equal to $2.53 ($50.60 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split). The First 2023 Warrant provided for cashless exercise under certain circumstances.

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

In connection with the Purchase Agreement, the Company incurred a total of $75,393 in debt issuance costs. In addition, the initial fair value of the First 2023 Warrant amounted to $294,438 and the fair value of the commitment shares amounted to $195,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

During the nine months ended September 30, 2024 the balance of $700,000 from the First 2023 Debenture was converted into 998,905 shares of common stock (49,945 as adjusted for the Stock Split) and the Company issued 305,831 shares of the Company’s common stock (15,292 as adjusted for the Stock Split) in connection with the exercise, in full of the First 2023 Warrant, on a cashless basis. The conversion was within the terms of the agreement and there was no gain or loss recognized.

On February 15, 2024, the Company entered into an amendment (the “Amendment”) to the Purchase Agreement with Peak One.

The Amendment provided that the second tranche be separated into two tranches (the second and third tranche) wherein which the Company would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000 (representing an original issue discount of ten percent (10%) with the same terms as the First 2023 Debenture).  In addition, the Amendment provided that the Company would issue (i) 35,000 shares of its Common Stock (1,750 as adjusted for the Stock Split) on the closing of each of the second tranche and the third tranche as a commitment fee in connection with the issuance of the Second 2023 Debenture and the Third 2023 Debenture, respectively; (ii) a common stock purchase warrant (with the same terms as the First 2023 Warrant) for the purchase of 125,000 shares of common stock (6,250 as adjusted for the Stock Split) on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

5.	Notes Payable (cont.)

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

The closing of the third tranche was consummated on March 20, 2024. In connection with the third tranche, the Company incurred a total of $20,000 in debt issuance costs. In addition, the initial fair value of the warrant issued at the March 2024 closing of the third tranche amounted to $64,333 and the fair value of the commitment shares issued at the March 2024 closing of the third tranche amounted to $30,800, both of which were recorded as a debt discount and were amortized over the effective rate method.

On April 29, 2024, the Company entered into a Securities Purchase Agreement, dated April 29, 2024 (the “April 2024 Purchase Agreement”) with Peak One, pursuant to which the Company agreed to issue, in a private placement offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three Debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on April 29, 2024 and the Company issued an 8% convertible debenture in principal amount of $350,000 (the “First 2024 Debenture”) to Peak One and a warrant (the “First 2024 Warrant”) to purchase up to 262,500 shares of the Company’s common stock (13,125 as adjusted for the Stock Split), to Peak One’s designee as described in the April 2024 Purchase Agreement. The First 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, the Company paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of its restricted common stock (4,000 as adjusted for the Stock Split) as commitment shares.

The First 2024 Debenture had a maturity date of twelve months from its date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The First 2024 Debenture was convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.70 ($14 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165 ($3.30 as adjusted for the Stock Split).

The First 2024 Warrant’s expiration date was five years from its date of issuance. The First 2024 Warrant was exercisable, at the option of the holder, at any time, for up to 262,500 of shares of common stock (13,125 as adjusted for the Stock Split) of the Company at an exercise price equal to $0.76 ($15.20 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165 ($3.30 as adjusted for the Stock Split). The First 2024 Warrant provided for cashless exercise under certain circumstances.

On May 24, 2024, the Company closed the second tranche of its private placement offering under the April 2024, Purchase Agreement pursuant to which the Company issued an 8% convertible debenture in principal amount of $350,000 (the “Second 2024 Debenture”) to Peak One and a warrant (the “Second 2024 Warrant”) to purchase up to 262,500 shares of the Company’s common stock (13,125 as adjusted for the Stock Split) to Peak One’s designee as described in the Purchase Agreement.

The Second 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). The Second Debenture had a maturity of twelve months from its date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The Second 2024 Debenture was convertible, at the option of the holder, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Second 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.60 ($12 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165 ($3.30 as adjusted for the Stock Split). In connection with the closing of the second tranche, the Company paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of its restricted Common Stock (4,000 as adjusted for the Stock Split) as commitment shares as described in the Purchase Agreement.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

5.	Notes Payable (cont.)

The Second 2024 Warrant’s expiration date was five years from its date of issuance. The Second 2024 Warrant was exercisable, at the option of the holder, at any time, for up to 262,500 of shares of Common Stock (13,125 as adjusted for the Stock Split) of the Company at an exercise price equal to $0.65 ($13 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Second 2024 Warrant. The Second 2024 Warrant provided for cashless exercise under certain circumstances.

In connection with the First 2024 Debenture and the Second 2024 Debenture the Company incurred $96,491 in debt issuance costs. In addition, the initial fair value of the warrants issued amounted to $188,074 and the fair value of the commitment shares issued amounted to $90,232, both of which were recorded as a debt discount and were amortized over the effective rate method.

During the nine months ended September 30, 2024, $700,000 from the debentures entered into during 2024 were converted into 1,500,447 shares of common stock (75,022 as adjusted for the Stock Split) within the terms of the original agreement, and there was no gain or loss recognized.

On August 13, 2024 the Company exercised its option to repay Peak One at a 10% premium pursuant to Section 2(b)(i) of the Peak Debentures. The investor and the Company agreed that the outstanding principal was currently $500,000 with accrued interest of $17,911 for a total repayment of $569,702.

As of September 30, 2024 there was no outstanding balance on the debentures.

Leighton

On March 1, 2024, the Company entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the Line of Credit, on March 1, 2024, the Company issued 154,320 shares of the Company’s restricted common stock (7,716 as adjusted for the Stock Split) to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will  be amortized over the effective rate method. During the nine months ended September 30, 2024, the Company drew down $250,000   from the Line of Credit.

1800 Diagonal

On July 10, 2024, the Company issued a promissory note (the “1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the principal amount of $64,400 for a purchase price of $56,000, representing an original issue discount of $8,400. Under the terms of the 1800 Diagonal Note, beginning on August 15, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $8,086. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the 1800 Diagonal Note, the Company incurred $11,000 in debt issuance costs.

On July 24, 2024, the Company issued a promissory note (the “Second 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $49,000 for a purchase price of $40,000, representing an original issue discount of $9,000. Under the terms of the Second 1800 Diagonal Note, beginning on August 30, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $6,261. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Second 1800 Diagonal Note, the Company incurred $10,000 in debt issuance costs.

On September 6, 2024, the Company issued a promissory note (the “Third 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $49,000 for a purchase price of $40,000, representing an original issue discount of $9,000. Under the terms of the Second 1800 Diagonal Note, beginning on October 9, 2024, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $7,044, with $42,263 being due during October 2024. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Third 1800 Diagonal Note, the Company incurred $10,000 in debt issuance costs.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

5.	Notes Payable (cont.)

Cedar

On September 17, 2024, the Company entered into a Cash Advance Agreement (the “Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold to Cedar $40,470 of its future receivables for a purchase price of $28,500, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $25,000. Pursuant to the Cash Advance Agreement, Cedar is expected to withdraw $1,500 a week directly from the Company until the $40,470 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement.

Arena

On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”) related to a private placement of up to five tranches of secured convertible debentures after satisfaction of certain conditions specified in the Arena Purchase Agreement in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Arena Purchase Agreement) for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to the Arena Investors 10% original issue discount secured convertible debentures in the aggregate principal amount of $1,388,889 (the “First Closing Arena Debentures”) and warrants (the “First Closing Arena Warrants”) to purchase up to and aggregate of 1,299,242 shares of the Company’s common stock (64,962 as adjusted for the Stock Split). The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company incurred $175,000 of debt issuance costs. In connection with the closing of the first tranche, we reimbursed the Debenture Selling Stockholders $55,000 for their legal fees and expenses In addition, the initial fair value of the First Closing Arena Warrants, as described below, amounted to $214,267 and has been recorded as a debt discount and will be amortized over the effective rate method.

Each First Closing Arena Debenture matures eighteen months from its date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”) unless there is an event of default under the applicable First Closing Arena Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable First Closing Arena Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each First Closing Arena Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such First Closing Arena Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279 ($5.58 as adjusted for the Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our common stock during the ten trading day period ending on such conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.045 ($0.90 as adjusted for the Stock Split) (subject to proportional adjustment for stock splits).

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

The First Closing Arena Debentures contain customary events of default. Upon the occurrence and during the continuance of an event of default under the applicable First Closing Arena Debenture, interest shall accrue on the outstanding principal amount of such First Closing Debenture at the rate of two percent (2%) per month and such default interest shall be due and payable monthly in arrears in cash on the first of each month following the occurrence of any event of default for default interest accrued through the last day of the prior month. If an event of default occurs, the holder may accelerate the full indebtedness under the applicable First Closing Arena Debenture, in an amount equal to 150% of the outstanding principal amount plus 100% of accrued and unpaid interest. Subject to limited exceptions set forth in the First Closing Arena Debentures, the First Closing Arena Debentures prohibit us and, as applicable, our subsidiaries from incurring any new indebtedness that is not subordinated to our and, as applicable, any subsidiary’s obligations in respect of the First Closing Debentures until the First Closing Debentures are paid in full.

The First Closing Arena Warrants expire five years from its date of issuance. The First Closing Arena Warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 of shares of the Company’s common stock (64,962 as adjusted for the Stock Split) at an exercise price equal to $0.279 ($5.58 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Closing Arena Warrants. The First Closing Arena Warrants provide for cashless exercise under certain circumstances.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

5.	Notes Payable (cont.)

We entered into a Registration Rights Agreement, dated August 12, 2024 (the “First Closing RRA”), with the Arena Investors where we agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the First Closing RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules. We have filed a registration statement registering the securities issuable upon conversion or exercise of the First Closing Arena Debentures and First Closing Arena Warrants, in order to satisfy our obligations under the First Closing RRA, and such registration statement was declared effective by the SEC on September 30, 2024. In the event the number of shares available under such registration statement is insufficient to cover the securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants, we are obligated to file one or more new registration statements until such time as all securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants have been included in registration statements that have been declared effective and the prospectus contained therein is available for use by the Arena Investprs.

Under the Arena Purchase Agreement, a closing of the second, third, fourth or fifth tranche together (the “Additional Tranches” may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement on the later (y) the fifth trading day following the First, Second, Third or Fourth Registration Statement Effectiveness Date (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the prior Arena Debenture issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the second, third, fourth or fifth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a second, third, fourth or fifth 10% original issue discount secured convertible debentures each in the principal amount of $2,222,222 (the “Additional Closing Arena Debentures”) and a warrant (the “Additional Closing Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Additional Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the additional tranches, provided the additional Closings are also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed Closing must be greater than $200,000.

The Additional Closing Arena Debentures would be sold to Arena Investors each for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with each closing of the additional tranches, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Second, Third, Fourth or Fifth Closing Debentures and the Second, Third, Fourth, or Fifth Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such each closing.

See “Subsequent Events - Arena Investor Second Tranche” for more details on transactions with Arena and shareholder approval of the Arena transactions.

The Arena Purchase Agreement prohibits the Company from entering into a Variable Rate Transaction (other than the Arena ELOC described below) until such time as no Arena Debentures remain outstanding. In addition, the Arena Purchase Agreement states that neither the Company nor any subsidiary may issue, during specified time periods, any Common Stock or Common Stock equivalents, except for certain exempted issuances (i.e., stock options, employee grants, shares issuable pursuant to outstanding securities, acquisitions and strategic transactions) and the Arena ELOC.

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

For the nine months ended September 30, 2024, the Company recognized amortization of debt issuance costs and debt discount of $1,658,541. For the nine months ended September 30, 2023, the Company recognized amortization of debt issuance costs of $208,412. As of September 30, 2024, the unamortized debt issuance costs and discount amounted to $638,714.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

6.	Business Combination and Acquisition of Assets

On February 7, 2024, the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). The MIPA provided that the aggregate consideration to be paid by the Company for the outstanding membership interests (the “Membership Interests”) of Majestic would consist of 500,000 shares of the Company’s restricted stock (20,000 as adjusted for the Stock Split) the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The MIPA and a related side letter provided that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration was to be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), the Company agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries. In accordance with ASC 805, the Majestic acquisition is accounted for as a business combination. The Majestic acquisition was made for the purpose of expanding the Company’s footprint into technology space. See “Subsequent Events – Majestic World Holdings Amendment” for more information on the transaction with Majestic.

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
$1,880,000

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

6.	Business Combination and Acquisition of Assets (cont.)

As of September 30, 2024, the intangible assets are not in service. Once they are in service, they will be amortized over three years. As of September 30, 2024, the Company has not completed its measurement period with respect to the Majestic acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

Below is a proforma condensed consolidated statement of operations for the nine months ended September 30, 2024, as if the Company purchased Majestic as of January 1, 2024. A proforma condensed consolidated statement of operations for the nine months ended September 30, 2023, is not presented because during that period there was no activity in Majestic.

For the Nine Months Ended September 30, 2024
(Unaudited)
Revenue:
Sales	$245,180
Total	245,180

Operating expenses:
Payroll and related expenses	$3,133,037
General and administrative expenses	1,582,765
Marketing and business development expense	374,031
Total	5,089,833
Operating loss	(4,844,653)
Other expense:
Interest Expense	(2,583,052)

Net loss	$(7,427,705)

As of May 7, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with Dr. Axely Congress to purchase all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant which utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging.

On June 6, 2024, the Company completed the acquisition of all of the assets related to MyVONIA pursuant to the APA. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock (25,000 as adjusted for the Stock Split). Of such shares, 200,000 shares of common stock (10,000 as adjusted for the Stock Split) were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock (15,000 as adjusted for the Stock Split) issuable upon the achievement of certain benchmarks. The additional consideration will be paid at each of the following events: 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 2,500 Qualified Users, 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 5,000 Qualified Users and 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 10,000 Qualified Users The purchase of MyVONIA was determined to be an acquisition of assets, of which intangible assets were acquired. The fair value of the purchase amounted to $228,360 which resulted from the 200,000 shares of common stock issued (10,000 as adjusted for the Stock Split), and the estimated value of the contingent shares to be issued, as shown on the accompanying condensed consolidated statement of changes in stockholders’ equity.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

At September 30, 2024, there were 2,074,242 warrants outstanding that could potentially dilute future net loss per share.

8.	Stockholder’s Equity

As of September 30, 2024, the Company has 936,686 shares of common stock post-split issued and outstanding.

On September 27, 2023, Parent effected a pro rata distribution to Safe & Green Holdings Corp.’s stockholders of approximately 30% of the then outstanding shares of the Company’s common stock (“Distribution”). In connection with the Distribution, each Parent stockholder received 0.930886 shares of the Company’s common stock (on a pre-split basis) for every five (5) shares of Parent common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, the Company was no longer a wholly owned subsidiary of Parent and Parent held approximately 70% of the Company’s issued and outstanding securities.

During the nine months ended September 30, 2024, the Company issued 196,774 shares of common stock (9,839 adjusted for the Stock Split) for services with a value of $197,871. Additionally, during the nine months ended September 30, 2024, the Company issued 384,320 shares of common stock (19,216 adjusted for the Stock Split) for the issuance of debt and warrants with a value of $586,821, as previously disclosed.

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

In connection with the EP Agreement, the Company agreed, among other things, to issue to Peak One’s designee 100,000 shares of its restricted common stock (5,000 as adjusted for the Stock Split) as commitment shares. As of September 30, 2024, the Company has sold approximately 986,000 shares (49,300 as adjusted for the Stock Split) under the EP Agreement for gross proceeds of approximately $749,733.

ELOC

On August 12, 2024 , the Company also entered into an ELOC Purchase Agreement, which was amended on August 30, 2024, (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which the Company shall have the right, but not the obligation, to direct Arena Global to purchase up to $50.0 million (the “Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the ELOC Purchase Agreement, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. Further, under the ELOC Purchase Agreement and subject to the Commitment Amount, the Company has the right, but not the obligation, to submit an Advance Notice (as defined in the ELOC Purchase Agreement) from time to time to Arena Global calculated as follows: (a) if the Advance Notice is received by 8:30 a.m. Eastern Time. the lower of: (i) an amount equal to seventy percent (70%) of the average of the Daily Value Traded (as defined in the ELOC Purchase Agreement) of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $20.0 million, (b) if the Advance Notice is received after 8:30 a.m. Eastern Time but prior to 10:30 a.m. Eastern Time, the lower of (i) an amount equal to forty percent (40%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $15.0 million, and (c) if the Advance Notice is received after 10:30 a.m. Eastern Time but prior to 12:30 p.m. Eastern Time, the lower of (i) an amount equal to twenty percent (20%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $10.0 million.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

8.	Stockholder’s Equity (cont.)

During the Commitment Period (as defined below), the purchase price to be paid by Arena Global for the common stock under the ELOC Purchase Agreement will be 96% of the Market Price, defined as the daily volume weighted average price (VWAP) of the Company’s common stock, on the trading day commencing on the date of the Advance Notice.

In connection with the ELOC Purchase Agreement the Company agreed, among other things, to issue to Arena Global, in two separate tranches, as a commitment fee, that number of shares of the Company’s restricted common stock equal to (i) with respect to the first tranche, 925,000 (46,250 as adjusted for the Stock Split) shares of common stock together with a warrant (the “Arena Global Warrant”) to purchase 1,075,000 (53,750 as adjusted for the Stock Split) shares of the Company’s common stock, at an exercise price of $4.00 ( $0.20 per share as adjusted for the Stock Split) (the “Commitment Fee Warrant Shares” and together with the 925,000 (46,250 as adjusted for the Stock Split) shares of Common Stock issued to Arena Global, the “Initial Commitment Fee Shares”) and (ii) with respect to the second tranche, $250,000 divided by the simple average of the daily VWAP (as defined in the ELOC Purchase Agreement) of the Company’s common stock during the five trading days immediately preceding the three month anniversary of the effectiveness of the registration statement on which the Initial Commitment Fee Shares were registered (the “Second Tranche Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, the “Commitment Fee Shares”).

The ELOC Purchase Agreement also has a provision that provides for the issuance of additional shares of rgw the Company’s common stock as commitment fee shares in the event the value of the Initial Commitment Fee Shares is less than $500,000 measured during a specified period and the value of the Second Tranche Commitment Fee Shares is less than $250,000 measured during a specified period.

In connection with the ELOC Purchase Agreement, the Company agreed to file a registration statement registering the common stock issued or issuable to Arena Global under the Arena ELOC for resale with the SEC within 30 calendar days of the Arena ELOC.

The obligation of Arena Global to purchase the Company’s common stock under the ELOC Purchase Agreement begins on the date of the ELOC Purchase Agreement, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the ELOC Purchase Agreement equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”).

See “Subsequent Events- Arena ELOC Amendment”

Warrants

In conjunction with the issuance of the First 2023 Debenture in November 2023, the Company issued the First 2023 Warrant to purchase 350,000 shares of common stock (17,500 as adjusted for the Stock Split). The First Warrant expired five years from its date of issuance. The First Warrant was exercisable, at the option of the holder, at any time, for up to 350,000 of shares of common stock (17,500 as adjusted for the Stock Split) of the Company at an exercise price equal to $2.53  ($50.60 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that were subject to a floor price as set forth in the First Warrant. The initial fair value of the First Warrant amounted to $294,438 and was recorded as a debt discount at the time of issuance of the Initial Debenture. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	103%

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

8.	Stockholder’s Equity (cont.)

In conjunction with the issuance of the second and third Peak debentures in February and March 2024, the Company issued the second and third Peak warrants to purchase an aggregate of 250,000 shares of common stock. (12,500 as adjusted for the Stock Split) The second and third Peak warrants each expire five years from their respective date of issuance. The second and third Peak warrants each is exercisable, at the option of the holder, at any time, for up to 125,000 shares of common stock (6,250 as adjusted for the Stock Split) of the Company at an exercise price equal to $2.53 ($50.60 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split). The initial fair value of the second and third Warrants amounted to an aggregate of $124,363 and was recorded as a debt discount at the time of issuance of the second and third Debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.22%
Contractual term	5 years
Dividend yield	0%
Expected volatility	131%

In conjunction with the issuance of First 2024 Debenture and Second 2024 Debenture in April and May 2024, the Company issued warrants to purchase an aggregate of 525,000 shares of common stock (26,250 as adjusted for the Stock Split). The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 262,500 and 262,500 shares of common stock (13,125 as adjusted for the Stock Split) of the Company at an exercise price equal to $0.65 and $0.76 ($13 and $15.20 as adjusted for the Stock Split), respectively, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split). The initial fair value of warrants amounted to an aggregate of $188,074 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.52 – 4.65%
Contractual term	5 years
Dividend yield	0%
Expected volatility	133-138%

In conjunction with the issuance of First Closing Arena Warrants in August 2024, the Company issued warrants to purchase an aggregate of 1,299,242 shares of common stock (64,962 as adjusted for the Stock Split). The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 shares of common stock (64,962 as adjusted for the Stock Split) of the Company at an exercise price equal to $0.279 ($5.58 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the First Closing Arena Warrants agreement. The initial fair value of warrants amounted to an aggregate of $214,267 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	3.75%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

Warrant activity for the nine months ended September 30, 2024 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable – January 1, 2024	17,500	$50.60	4.90	-
Granted	103,712	$11.40	5.00
Exercised	(17,500)
Outstanding and exercisable – September 30, 2024	103,712	$11.40	4.80	$-

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

9.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 200,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (“2023 Plan”). The 2023 Plan expires February 2033 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. On January 1, 2024, 459,000 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

As of December 31, 2023, 1,831,250 restricted stock unit awards (91,563 as adjusted for the Stock Split) had been approved to be issued to directors, officers, and service providers. During the three months ended March 31, 2024, 2,017,500 restricted stock units (100,875 as adjusted for the Stock Split) were formally accepted, which includes the 1,831,250 restricted stock unit award (91,563 as adjusted for the Stock Split) which were formally issued. These units were issued at the fair value between $0.74 and $1.10 per share, which represents the closing price of the Company’s common stock upon acceptance of the grant The fair value of these units upon issuance amounted to $1,865,400.

On May 20, 2024, 150,000 restricted stock units (7,500 as adjusted for the Stock Split) were issued at a fair value of $0.84 which represents the closing price of the Company’s common stock. The fair value of these units upon issuance amounted to $126,675. These restricted stock units were issued pursuant to the Director Compensation Program 2024 as follows:

For fiscal 2024, each director was given the option to select one of the following three compensation options quarterly (with payments to be made on April 1, 2024, July 1, 2024, October 1, 2024 and January 1, 2025):

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

For the three months and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $58,222 and $1,989,953, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. As of September 30, 2024, there was a total of $1,905 of unrecognized compensation costs related to non-vested restricted stock units. As of September 30, 2024, there were 52,075 shares of the Company’s common stock available for issuance under the 2023 Plan.

The following table summarized restricted stock unit Activities during the nine months ended September 30, 2024:

Number of Shares
Non – vested balance at January 1,2024	-
Granted	108,375
Vested	(108,281)
Forfeited/Expired	-
Non – vested balance at September 30, 2024	94

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

10.	Related Party Transactions

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

In addition, as of September 30, 2024 and December 31, 2023, $1,720,844 is due from the Parent for advances made by the Company. As of December 31, 2023, the Company recorded a reserve against the $1,720,844, which is included in additional paid in capital.

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

As of September 30, 2024 and December 31, 2023, included in accounts payable and accrued expenses is $0 and $145,000 due to the Company’s board members for the payment of board compensation.

11.	Commitments and Contingencies

At times the Company is subject to certain claims and lawsuits arising in the normal course of business. The Company assesses liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. The Company is not currently involved in any material legal proceedings.

12.	Subsequent Events

Hacienda Olivia Phase II Joint Venture

On October 1, 2024, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Milk & Honey LLC, a Texas limited liability company (“Milk & Honey”), for the purpose of establishing a joint venture to be conducted under the name of Hacienda Olivia Phase II LLC (the “Joint Venture”) for the purpose of developing and constructing a single family homes (the “Project”) on fifty-seven (57) lots of land located in Hidalgo County, Texas (the “Land”). Each of the Company and Milk & Honey are referred to as a “Joint Venturer” and collectively are referred to as the “Joint Venturers.” The Company is the manager of the Joint Venture.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

12.	Subsequent Events (cont.)

Pursuant to JV Agreement, the Company has agreed to contribute $10,000 to the Joint Venture as an initial capital contribution for the specific purpose of satisfying the existing mortgage on the Land, and Milk & Honey has agreed to contribute the Land to the Joint Venture.

The JV Agreement provides that the Company will have a 60% interest and Milk & Honey will have a 40% interest in the Joint Venture. In addition, it provides that Milk & Honey will receive $39,000 for each lot of land sold by the Joint Venture, and that after the payment of such amount, net profits of the Joint Venture will be distributed 50% to the Company and 50% to Milk & Honey, and that all losses and disbursements in acquiring, holding and protecting the business interest and the net profits of the Joint Venture will be paid by the Joint Venturers, in the ratio which the contribution of each Joint Venturer bears to the ownership interest in the Joint Venture.

Pursuant to JV Agreement, as amended,in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of Joint Venture, a deadlock shall be deemed to have occurred in which the Company (the “Offerer”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at an agreed upon valuation of $2,823,000 or the Company shall make the final decision to break the deadlock.

St. Mary’s

On October 14, 2024, the Company entered into a modification for the St. Mary’s Note, which extended the maturity date to March 1, 2025 and increased the interest rate form 10.99% to 11.99% per annum.

On November 13th, 2024 we entered into an amendment to the Agreement of Sale (the “Second Amendment”) that amends the closing date to November 15th, 2024 and increases the purchase price to $1,400,000 payable $439,328 in cash and $960,672 by the issuance of a promissory note to us. The promissory note will bear 10% interest per annum, provide for monthly interest payments and mature on March 15th, 2025 with the option to extend up to three times by paying $10,000 for each extension.

NASDAQ Listing Qualifications Update

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

On August 26, 2024, we received a letter from Nasdaq stating that the Company was not in compliance with the Rule because the stockholders’ equity of the Company of $2,018,263 as of June 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024, was below the minimum requirement of $2,500,000.

Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days (until October 10, 2024), to submit a Compliance Plan. We submitted a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, we will be granted an extension of up to 180 calendar days from August 26, 2024 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but we fail to evidence compliance within the extension period, we will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On October 22, 2024, the Company, received a notice (the “Notification Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that the Staff has determined that for 10 consecutive business days, from October 8, 2024 to October 21, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Staff has determined that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and has indicated that the matter is now closed.

Arena Investors Second Tranche

On October 25, 2024, Safe and Green Development Corporation (the “Company”) closed the second tranche of its private placement offering (the “Offering”) with Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (collectively, the “Arena Investors”) under a Securities Purchase Agreement, dated August 12, 2024, as amended on August 30, 2024 (the “Purchase Agreement”), between the Company and the Arena Investors, pursuant to which the Company issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Two Million Two Hundred Twenty-Two Thousand Two Hundred and Twenty-Two Dollars ($2,222,222) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 170,892 shares (the “Warrant Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

12.	Subsequent Events (cont.)

The Second Closing Debentures were sold to the Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). The Second Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Second Closing Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable Second Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Second Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of our Common Stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $3.48, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our Common Stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Second Closing Debentures is 3,268,197 shares of Common Stock. In connection with the closing of the second tranche, the Company reimbursed Arena Investors $10,000 for its legal fees and expenses.

The Second Closing Warrants expire five years from their date of issuance. The Second Closing Warrants are exercisable, at the option of the holder, at any time, for up to 170,892 shares of the Company’s Common Stock at an exercise price equal to $3.476 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Second Closing Warrants provide for cashless exercise under certain circumstances.

The Company entered into a Registration Rights Agreement, dated October 25, 2024 (the “RRA”), with the Arena Investors where it agreed to file with the Securities and Exchange Commission (the “SEC”) an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the Second Closing Debentures and the Second Closing Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules and to use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “Second Registration Statement Effectiveness Date”, which is defined in the Purchase Agreement as the 30th calendar day following the Second Closing Date (or, in the event of a “full review” by the SEC, no later than the 120th calendar day following the Second Closing Date); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the Second Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

Arena Investors First Closing Debentures Global Amendment No. 2

On October 31, 2024, the Company and the Arena Investors entered into a Global Amendment No. 2 (the “Amendment”) to the 10% Original Issue Discount Secured Convertible Debentures issued on August 12, 2024, as amended (the “First Closing Debentures”). Pursuant to the Amendment, the parties to the First Closing Debentures, in order to comply with Nasdaq rules, amended the First Closing Debentures to provide that the Floor Price was set at a fixed price subject to proportional adjustment for stock splits and deleted the prior language which allowed for the floor price to be reduced upon the written consent of the Company and the holder.

Majestic World Holdings Purchase Amendment

On October 30, 2024, the Company and the members of Majestic World Holdings (“MWH”) entered into an amendment to the Membership Interest Purchase Agreement dated February 7, 2024. The amendment reduced the cash consideration for the purchase of MWH from $500,000.00 to $154,675. Members receiving less than $5,000 were to be paid their share of cash consideration by October 30th, 2024. Members receiving more than $5,000 shall be paid 50% of the consideration on each of October 30th, 2024 and December 1st, 2024 (the “Payment Date”). The exception is the Vikash Jain who shall be paid over a 12-month term. On the Payment Date the remaining 31.75% interest in MWH will be transferred to the Company. The amendment also stipulates that commercial notes totaling $337,226.29 will be cancelled and deemed satisfied in full and retired.

Leighton Credit Extension

On November 12, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024.

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

The risks and uncertainties included here are not exhaustive or necessarily in order of importance. Other sections of this report and other reports we file with the SEC include additional factors that could affect our business and financial performance, including discussed in “Part II – Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as the Risk Factors set forth in our 2023 10-K. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. Our current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and/or single-family housing. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers. To date, we have generated minimal revenue and our activities have consisted mostly of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed, entered into three joint ventures with the intention of developing properties in the Texas market and have invested in real-estate related AI assets and entities, as further described below.

We intend to develop the properties that we own and invest in from the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt.

In January 2024, we announced that we would strategically look to monetize our real estate holdings throughout 2024 by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals. In connection with this strategy, we have entered into agreements to sell our St. Mary’s site and our Lago Vista site. Additionally, we expect to subdivide our McLean property into buildable single family lots that can subsequently be sold to developers or developed internally.

Recently, we have entered two joint ventures with Milk & Honey LLC , Sugar Phase I LLC and Hacienda Olivia Phase II LLC, with the intention of developing green single-family homes in the Southern Texas market. To date, we have started construction on five single family homes in the Sugar Phase joint venture. The homes are expected to be delivered by the first quarter of 2025. We are currently developing 57 single family lots through our Hacienda Olivia joint venture and expect to begin vertical construction on those lots in the second quarter of 2025. We have also entered into a joint venture named Pulga Internacional with the intention of developing an eco-friendly commercial retail outlet.

Additionally, we acquired a majority interest in Majestic World Holdings LLC (“MWH”) during the first quarter of 2024. MWH is a prop-tech company that has created an AI Software platform (the “AI Powered Platform”). The AI Powered Platform, which was launched in April 2024, aims to decentralize the real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment. In addition, we purchased all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs to help simplify daily tasks and improve productivity for individuals and businesses.

During the third quarter of 2024, we have generated minimal revenue and our primary source of funding has been from sales of debt and equity described in more detail below.

Recent Developments.

St. Mary’s Site

On October 14, 2024, the Company entered into a Modification Agreement with Palermo Lender LLC (“Palermo”), effective as of October 2, 2024 (the “Modification Agreement”), to modify the Deed of Trust (the “Security Deed”) securing the Company’s promissory note issued to Palermo in the original principal amount of $148,300.00, as subsequently modified to increase the principal amount to $200,000.00, to extend the maturity date to March 1, 2025 and to change the interest rate from 10.99% with ACH to 11.99% without ACH.

On November 13th, 2024 we entered into an amendment to the Agreement of Sale (the “Second Amendment”) that amends the closing date to November 15th, 2024 and increases the purchase price to $1,400,000 payable $439,328 in cash and $960,672 by the issuance of a promissory note to us. The promissory note will bear 10% interest per annum, provide for monthly interest payments and mature on March 15th, 2025 with the option to extend up to three times by paying $10,000 for each extension.

Contract for Sale of Lago Vista

On October 10, 2024, the Company retained the $45,000 of non-refundable earnest money pursuant to the terms of the Contract of Sale since the Buyer did not perform under their obligations.

As of November 13th, 2024 we are reviewing a Second Commercial Contract (the “Second Contract of Sale”) with Lithe to sell our approximately 60-acre waterfront Lago Vista site in Lake Travis, Texas (the “Lago Vista Property”) to Lithe for $6,500,000. The contract of sale provides for a closing date of December 20th, 2024 with no due diligence period and a $10,000 non-refundable earnest money deposit.

AI Platform Acquisition

On October 30th, 2024, the Company and the members of Majestic World Holdings (“MWH”) entered into an amendment to the Membership Interest Purchase Agreement dated February 7, 2024. The amendment reduced the cash consideration for the purchase of MWH from $500,000.00 to $154,675. Members receiving less than $5,000 were to be paid their share of cash consideration by October 30th, 2024. Members receiving more than $5,000 shall be 50% of the consideration of each of October 30th, 2024 and December 1st, 2024 (the “Payment Date”). The exception is the Vikash Jain who shall be paid over a 12-month term. On the Payment Date the remaining 31.75% interest in MWH will be transferred to the Company. The amendment also stipulates those commercial notes totaling $337,226.29 will be cancelled and deemed satisfied in full and retired.

Credit Extension Agreement

On November 12th, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15th, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024.

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

On August 26, 2024, we received a letter from Nasdaq stating that the Company was not in compliance with the Rule because the stockholders’ equity of the Company of $2,018,263 as of June 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024, was below the minimum requirement of $2,500,000.

Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days (until October 10, 2024), to submit a Compliance Plan. We submitted a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, we will be granted an extension of up to 180 calendar days from August 26, 2024 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but we fail to evidence compliance within the extension period, we will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On October 22, 2024, the “Company, received a notice (the “Notification Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that the Staff has determined that for 10 consecutive business days, from October 8, 2024 to October 21, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Staff has determined that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and has indicated that the matter is now closed.

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

Pursuant to Joint Venture in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of Sugar Phase JV, a deadlock shall be deemed to have occurred in which the Company (the “Offerer”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at an agreed upon valuation of $1,100,000 or the Company shall make the final decision to break the deadlock.

Arena Investors LP Debentures

On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”), related to a private placement offering (the “Arena Offering”) of up to five tranches of secured convertible debentures to Arena Investors in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to Arena Investors 10% original issue discount secured convertible debentures in principal amount of $1,388,888.75 (the “First Closing Arena Debentures”) and a warrant (the “First Closing Arena Warrants”) to purchase up to 1,299,242 shares of the Company’s common stock (64,962 as adjusted for the Stock Split). The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company reimbursed Arena Investors $55,000 for its legal fees and expenses and placed $250,000 in escrow, to be released to the Company upon the First Registration Statement Effectiveness Date (as defined in the Purchase Agreement).

The First Closing Arena Debentures mature eighteen months from their date of issuance and bears interest at a rate of 0% per annum. The First Closing Arena Debentures are convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First Closing Arena Debentures plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279 ($5.58 as adjusted for the Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.04854 ($0.9704 as adjusted for the Stock Split).

The First Closing Arena Warrants expire five years from its date of issuance. The First Closing Arena Warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 of shares of the Company’s common stock (64,962 as adjusted for the Stock Split) at an exercise price equal to $0.279 (the “Exercise Price”) ($5.58 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Closing Arena Warrants. The First Closing Arena Warrants provide for cashless exercise under certain circumstances.

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

Under the Arena Purchase Agreement, a closing of the second, third, fourth or fifth tranche together (the “Additional Tranches” may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement on the later (y) the fifth trading day following the First, Second, Third or Fourth Registration Statement Effectiveness Date (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the prior Arena Debenture issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the second, third, fourth or fifth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a second, third, fourth or fifth 10% original issue discount secured convertible debentures each in the principal amount of $2,222,222 (the “Additional Closing Arena Debentures”) and a warrant (the “Additional Closing Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Additional Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the additional tranches, provided the additional Closings are also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed second Closing must be greater than $200,000, subject to a floor price.

The Additional Closing Arena Debentures would be sold to Arena Investors each for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with each closing of the additional tranches, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Second, Third, Fourth or Fifth Closing Debentures and the Second, Third, Fourth, or Fifth Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. The Company also has agreed to reimburse Arena Investors for its legal fees and expenses related to such each closing.

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

On August 30, 2024, the Company and Arena Global entered into an amendment (the “Amendment”) to the purchase agreement dated August 12, 2024 (as amended, the “ELOC Purchase Agreement).

The Amendment revises the manner in which the Company’s obligation to issue shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Arena Global as a commitment fee is determined. The Amendment provides that the Company issue or cause to be issued to Arena Global, in two separate tranches, that number of Common Stock equal to (i) with respect to the first tranche (the “First Tranche”): 925,000 shares of Common Stock together with a warrant to purchase 1,075,000 shares of Common Stock, at an exercise price of $0.01 per share, (the “Warrant Shares” and together with the 925,000 shares of Common Stock issued to Arena Global, the “Initial Commitment Fee Shares”) and (ii) with respect to the second tranche (“Second Tranche”), $250,000 divided by the simple average of the daily VWAP (as defined in the ELOC Purchase Agreement) of the Company’s Common Stock during the five (5) trading days immediately preceding the three month anniversary (the “Anniversary”) of the effectiveness of the registration statement on which the Initial Commitment Fee Shares are registered (the “Second Tranche Price”), promptly (but in no event later than one (1) trading day) after the Anniversary (the “Second Tranche Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, the “Commitment Fee Shares”).”

The Amendment also has a provision that provides for the issuance of additional shares of Common Stock as commitment fee shares in the event the value of the Initial Commitment Fee Shares is less than $500,000 measured during a specified period and the value of the Second Tranche Commitment Fee Shares is less than $250,000 measured during a specified period.

In addition, the Amendment adjusts the Company’s obligation related to registering the resale of shares of the Company’s Common Stock issued or issuable pursuant to the ELOC Purchase Agreement. The Amendment provides that the Company will (i) register the resale of the Initial Commitment Fee Shares as soon as practicable and (ii) prepare and file a registration statement registering the Common Stock issuable to Arena Global under the equity line pursuant to the ELOC Purchase Agreement and the Commitment Fee Shares (to the extent then outstanding or issuable pursuant to a then outstanding convertible security) for resale as soon as practicable following the earlier of (A) the Company filing an amendment to its amended and restated certificate of incorporation to increase the number of shares of Common Stock authorized for issuance, or (B) the Company effecting a reverse stock split of its Common Stock.

On September 19, 2024, the Company and Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (collectively, the “Arena Investors”) entered into a Global Amendment to 10% Original Issue Discount Secured Convertible Debentures (the “Amendment”). The Amendment amends the interest provision of the debentures issued on August 12, 2024 (the “First Closing Debentures”) to the Arena Investors. The First Closing Debentures were issued together with warrants (the “First Closing Warrants”) to purchase up to 1,299,242 shares of the Company’s common stock pursuant to a Securities Purchase Agreement, dated August 12, 2024 (the “SPA”) between the Company and the Arena Investors. The SPA related to a private placement offering of up to five secured convertible debentures to the Arena Investors in the aggregate principal amount of $10,277,777 together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the SPA) for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates.

Pursuant to the Amendment, the First Closing Debentures bear interest at a rate of 10% per annum paid-in-kind (“PIK Interest”) unless there is an event of default under the applicable First Closing Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable First Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Upon the occurrence and during the continuance of an event of default under the applicable First Closing Debenture, interest shall accrue on the outstanding principal amount of such First Closing Debenture at the rate of two percent (2%) per month and such default interest shall be due and payable monthly in arrears in cash on the first of each month following the occurrence of any event of default for default interest accrued through the last day of the prior month.

The ELOC Agreement referenced above provides that the Company shall have the right, but not the obligation, to direct Arena Global to purchase up to $50.0 million in shares of the Company’s common stock. Pursuant to the ELOC Agreement, the Company issued 925,000 commitment shares together with a warrant  (the “Arena Global Warrant”) to purchase 1,075,000 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Commitment Fee Warrant Shares” and together with the 925,000 shares of Common Stock issued to Arena Global, the “Initial Commitment Fee Shares”).

Hacienda Olivia Phase II Joint Venture

On October 1, 2024, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Milk & Honey LLC, a Texas limited liability company (“Milk & Honey”), for the purpose of establishing a joint venture to be conducted under the name of Hacienda Olivia Phase II LLC (the “Joint Venture”) for the purpose of developing and constructing a single family homes (the “Project”) on fifty-seven (57) lots of land located in Hidalgo County, Texas (the “Land”). Each of the Company and Milk & Honey are referred to as a “Joint Venturer” and collectively are referred to as the “Joint Venturers.” The Company is the manager of the Joint Venture.

Pursuant to JV Agreement, the Company has agreed to contribute $10,000 to the Joint Venture as an initial capital contribution for the specific purpose of satisfying the existing mortgage on the Land, and Milk & Honey has agreed to contribute the Land to the Joint Venture.

The JV Agreement provides that the Company will have a 60% interest and Milk & Honey will have a 40% interest in the Joint Venture. In addition, it provides that Milk & Honey will receive $39,000 for each lot of land sold by the Joint Venture, and that after the payment of such amount, net profits of the Joint Venture will be distributed 50% to the Company and 50% to Milk & Honey, and that all losses and disbursements in acquiring, holding and protecting the business interest and the net profits of the Joint Venture will be paid by the Joint Venturers, in the ratio which the contribution of each Joint Venturer bears to the ownership interest in the Joint Venture.

Pursuant to Joint Venture in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of Sugar Phase JV, a deadlock shall be deemed to have occurred in which the Company (the “Offerer”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at an agreed upon valuation of $2,823,000 or the Company shall make the final decision to break the deadlock.

Arena Investors Second Tranche

On October 25, 2024, Safe and Green Development Corporation (the “Company”) closed the second tranche of its private placement offering (the “Offering”) with Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (collectively, the “Arena Investors”) under a Securities Purchase Agreement, dated August 12, 2024, as amended on August 30, 2024 (the “Purchase Agreement”), between the Company and the Arena Investors, pursuant to which the Company issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Two Million Two Hundred Twenty-Two Thousand Two Hundred and Twenty-Two Dollars ($2,222,222) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 170,892 shares (the “Warrant Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

The Second Closing Debentures were sold to the Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). The Second Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Second Closing Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable Second Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Second Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of our Common Stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $3.48, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our Common Stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Second Closing Debentures is 3,268,197 shares of Common Stock. In connection with the closing of the second tranche, the Company reimbursed Arena Investors $10,000 for its legal fees and expenses.

The Second Closing Warrants expire five years from their date of issuance. The Second Closing Warrants are exercisable, at the option of the holder, at any time, for up to 170,892 shares of the Company’s Common Stock at an exercise price equal to $3.476 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Second Closing Warrants provide for cashless exercise under certain circumstances.

The Company entered into a Registration Rights Agreement, dated October 25, 2024 (the “RRA”), with the Arena Investors where it agreed to file with the Securities and Exchange Commission (the “SEC”) an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the Second Closing Debentures and the Second Closing Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules and to use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “Second Registration Statement Effectiveness Date”, which is defined in the Purchase Agreement as the 30th calendar day following the Second Closing Date (or, in the event of a “full review” by the SEC, no later than the 120th calendar day following the Second Closing Date); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the Second Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

On October 31, 2024, the Company and the Arena Investors entered into a Global Amendment No. 2 (the “Amendment”) to the 10% Original Issue Discount Secured Convertible Debentures issued on August 12, 2024, as amended (the “First Closing Debentures”). Pursuant to the Amendment, the parties to the First Closing Debentures, in order to comply with Nasdaq rules, amended the First Closing Debentures to provide that the Floor Price was set at a fixed price subject to proportional adjustment for stock splits and deleted the prior language which allowed for the floor price to be reduced upon the written consent of the Company and the holder.

Results of Operations for the Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Sales	$81,210	$-
Total Payroll and related expenses	521,305	228,779
Total Other operating expenses	950,668	355,208
Operating loss	$(1,399,763)	(583,987)
Interest expense	(951,239)	(339,877)
Other income	-	321
Net loss	$(2,342,002)	$(923,543)

Sales

During the three months ended September 30, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $81,210. There were no sales for the three months ended September 30, 2023. This was due to the new lines of business entered into during 2024.

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2024 were $521,305 compared to $228,779 for the three months ended September 30, 2023. This increase of $292,526 in expenses resulted primarily from stock-based compensation of $58,222 being recognized during the three months ended September 30, 2024, as well as increased salaries during 2024.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for three months ended September 30, 2024 were $950,668 compared to $355,208 for the three months ended September 30, 2023. During the three months ended September 30, 2023, these expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. During the three months ended September 30, 2024, these expenses were primarily professional and consulting fees. This increase of $595,460 resulted primarily from the increased cost of professional fees in relation of being a public company.

Interest Expense

During the three months ended September 30, 2024 and 2023, we incurred $951,239 and $339,877 of interest expense. This increase resulted from an increase in the balance of our notes payable.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Results of Operations for the Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Sales	$173,188	$-
Total Payroll and related expenses	3,133,037	898,876
Total Other operating expenses	1,835,562	902,488
Operating loss	$(4,795,411)	(1,801,364)
Interest expense	(2,583,053)	(814,922)
Other income	-	321
Net loss	$(7,378,464)	$(2,615,965)

Sales

During the nine months ended September 30, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $173,188. There were no sales for the nine months ended September 30, 2023. This was due to the new lines of business entered into during 2024.

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2024 were $3,133,037 compared to $898,876 for the nine months ended September 30, 2023. This increase of $2,234,161 in expenses resulted primarily from stock-based compensation of $1,990,170 being recognized during the nine months ended September 30, 2024.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for nine months ended September 30, 2024 were $1,835,562 compared to $902,488 for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, these expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. During the nine months ended September 30, 2024, these expenses were primarily professional and consulting fees. This increase of $933,074 resulted primarily from the increased cost of professional fees in relation of being a public company.

Interest Expense

During the nine months ended September 30, 2024 and 2023, we incurred $2,583,053 and $814,922 of interest expense. This increase resulted from an increase in the balance of our notes payable.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the nine months ended September 30, 2024 and the year ended December 31, 2023 we incurred a net loss of $7,378,464 and $4,200,541, respectively. We expect to incur increasing losses in the future when we commence development of our McLean Property. As of September 30, 2024 and December 31, 2023, we had cash of $13,707 and $3,236, respectively. Prior to us becoming a public company, our operations were primarily funded through advances from SG Holdings and we had been largely dependent upon SG Holdings for funding. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. We intend to develop the properties that we own from the proceeds of sales of our securities to Arena Investors LP and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, we would likely be forced to delay, reduce, or terminate some or all of our operating activities, including selling some of our properties. There is no guarantee we will be successful in raising capital outside of our current sources, we also have amounts owed to us from SG Holdings for advances we made to them in the amount of $1,720,844, the collectability of which is uncertain. These and other factors raise substantial doubt about our ability to continue as a going concern.

Financing Activities

SG Holdings. As of December 31, 2023, $1,720,844 is due from SG Holdings for advances made by us, which we have written off due to the financial position of SG Holdings.

BCV Loan Agreement. On June 23, 2023, we entered into the BCV Loan Agreement with BCV S&G DevCorp, a Luxembourg-based specialized investment fund, to receive up to $2,000,000 as a secured loan. To date, we have received $1,750,000 as a secured loan from BCV S&G DevCorp. The loan matures on December 1, 2024 and is secured by 1,999,999 of SG Holdings’ shares of our common stock (100,000 as adjusted for the Stock Split), which were pledged pursuant to an escrow agreement with our transfer agent. The BCV Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum. The loan may be repaid by us at any anytime following the twelve-month anniversary of its issue date.

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

St. Mary’s Financing. In connection with the purchase of the St. Mary’s Site, we entered into a promissory note in the amount of $148,300. The secured note on the St. Mary’s Site had a maturity date of September 1, 2023, subject to our right to extend for 6 months upon payment of a fee equal to 1% of the principal balance of the note and provides for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one-year period. This note could be prepaid without penalty. In addition, at the time of payment in full of the note, we must pay the lender an amount equivalent to half of one percent (0.50%) of the original loan amount. To secure payment in full of the note, the note is secured by a security deed in the property with power of the lender to sell the property. On March 7, 2024, the Company entered into a modification agreement to the promissory note to increase the loan amount to $200,000.On October 14, 2024, the Company entered into a Modification Agreement effective as of October 2, 2024 to modify the Deed of Trust securing the Company’s promissory note issued to Palermo extend the maturity date to March 1, 2025 and to change the interest rate from 10.99% with ACH to 11.99% without ACH.

Peak One Private Placement. On November 30, 2023, we entered into a Securities Purchase Agreement with Peak One pursuant to which we issued, in a private placement offering the following securities in three tranches: (i) first tranche: an 8% convertible debenture in the principal amount of $700,000, a warrant to purchase up to 350,000 shares of our common stock and 100,000 of our restricted common stock (5,000 as adjusted for the Stock Split) as commitment shares, (ii) second tranche: an 8% convertible debenture in the principal amount of $250,000, a warrant to purchase up to 125,000 shares of our common stock and 35,000 of our restricted common stock (1,750 as adjusted for the Stock Split) as commitment shares, and (iii) third tranche: an 8% convertible debenture in the principal amount of $250,000, a warrant to purchase up to 125,000 shares of our common stock (6,250 as adjusted for the Stock Split) and 35,000 of our restricted common stock (1,7500 as adjusted for the Stock Split) as commitment shares. During the three months ended March 31, 2024, the balance of $700,000 from the first tranche debenture was converted into 1,098,904 shares of common stock (54,495 as adjusted for the Stock Split) and we issued 305,831 shares of our common stock in connection with the exercise, in full, of the first tranche warrant, on a cashless basis.

On April 29, 2024, we entered into the April 2024 Purchase Agreement with Peak One, pursuant to which we agreed to issue, in the April 2024 Offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on April 29, 2024 and the Company issued securities including an 8% convertible debenture in principal amount of $350,000.00 to Peak One and a warrant to purchase up to 262,500 shares of the Company’s common stock (13,125 as adjusted for the Stock Split), to Peak One’s designee. On May 24, 2024, we closed the second tranche of our private placement offering with Peak One under the April 2024 Purchase Agreement , as amended between the Company and issued an 8% convertible debenture in principal amount of $350,000.00to Peak One and a warrant to purchase up to 262,500 shares of our common stock (13,125 as adjusted for the Stock Split). The Second Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). The Second Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. Common Stock See “Recent Developments-The Peak One Transactions” for additional information regarding transactions with Peak One.

ELOC. On November 30, 2023, we also entered into an Equity Purchase Agreement with Peak One, pursuant to which we have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 in shares of our common stock in multiple tranches. Pursuant to the terms of the Equity Purchase Agreement, we issued 100,000 shares of our common stock as commitment shares. To date, we have issued 986,000 shares of our common stock (49,300 as adjusted for the Stock Split) pursuant to the terms of the Equity Purchase Agreement for approximately $757,970. Accordingly, we currently have the right, but not the obligation, to direct Peak One to purchase up to $9,242,031 in shares of our common stock pursuant to the Equity Purchase Agreement. On August 19th, 2024 we terminated the ELOC with Peak One.

Credit Agreement. On March 1, 2024, we entered into a Credit Agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 pursuant to which the Lender agreed to provide us with a Line of Credit up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date” of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a Fixed Rate per annum equal to 12.0%. On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of the Company’s restricted common stock (7,716 as adjusted for the Stock Split) to Lender. During the nine months ended September 30, 2024, we drew down $250,000 from the Line of Credit. On November 1st, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15th, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024.

Arena Private Placement. On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”), related to a private placement offering (the “Arena Offering”) of up to five tranches of secured convertible debentures to Arena Investors in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to Arena Investors 10% original issue discount secured convertible debentures in principal amount of $1,388,888.75 (the “First Closing Arena Debentures”) and a warrant (the “First Closing Arena Warrants”) to purchase up to 1,299,242 shares of the Company’s common stock (64,962 as adjusted for the Stock Split). The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company reimbursed Arena Investors $55,000 for its legal fees and expenses and placed $250,000 in escrow, to be released to the Company upon the First Registration Statement Effectiveness Date (as defined in the Purchase Agreement).

On October 25, 2024, Safe and Green Development Corporation (the “Company”) closed the second tranche of its private placement offering (the “Offering”) with Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (collectively, the “Arena Investors”) under a Securities Purchase Agreement, dated August 12, 2024, as amended on August 30, 2024 (the “Purchase Agreement”), between the Company and the Arena Investors, pursuant to which the Company issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Two Million Two Hundred Twenty-Two Thousand Two Hundred and Twenty-Two Dollars ($2,222,222) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 170,892 shares (the “Warrant Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

Arena ELOC. On August 12, 2024 , the Company also entered into an Purchase Agreement (the “Arena ELOC”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which the Company shall have the right, but not the obligation, to direct Arena Global to purchase up to $50,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the Arena ELOC, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. Accordingly, we currently have the right, but not the obligation, to direct Arena Global to purchase up to $50,000,000.00 of our common stock.

Cash Flow Summary

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net cash provided by (used in):
Operating activities	$(1,545,078)	$(4,553,095)
Investing activities	(240,551)	(81,819)
Financing activities	1,796,100	4,667,559
Net increase in cash and cash equivalents	$10,471	$32,645

Operating activities used net cash of $1,545,078 during the nine months ended September 30, 2024, and used cash of $4,553,095 during the nine months ended September 30, 2023. Cash used in operating activities decreased by $3,008,017 due to an increase of net loss of $4,762,499, depreciation of $1,724, increase in amortization of debt issuance cost of $1,450,127, stock based compensation of $1,990,170, common stock for services of $784,692, increase change in prepaid assets of $788,583, a decrease in change in accounts payable of $530,324 and an increase in due to affiliates of $2,010,627.

Investing activities used net cash of $240,551 during the nine months ended September 30, 2024, and $81,819 net cash during the nine months ended September 30, 2023, which is a decrease in cash used of $158,732. This change results from a decrease in assets held for sale of $3,535, an increase of cash acquired from a business combination of $1,082, increase in intangible assets of $187,521, decrease in the purchase of computers and software of $2,803, an increase in project pre-development costs of $30,900, and a decrease in equity-based investments of $42,662.

Cash provided from financing activities was $1,796,100 during the nine months ended September 30, 2024, which resulted from $1,509,852 debt issuance costs paid, increased by $3,081,489 proceeds from short-term note payable, $526,256 in repayments of short-term notes payable and $750,719 from issuance of common stock. Cash provided from financing activities was $4,667,559 during the nine months ended September 30, 2023, which resulted from $441,825 debt issuance costs paid, increased by $6,650,000 proceeds from short-term note payable, decreased by $2,500,000 from issuance of common stock, and increased by $959,384 contributions from SG Holdings.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the nine months ended September 30, 2024 and the year ended December 31, 2023 included elsewhere in this Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

During the nine months ended September 30, 2024 and the year ended December 31, 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of September 30, 2024.

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

During February 2022 and September 2022, we acquired properties in Oklahoma and Georgia for $893,785 and $296,870, respectively, which is recorded as land on the accompanying balance sheets. In addition, during 2024, through its JV Agreements, the Company acquired land with a value of $482,395 in Texas.

Project Development Costs – Project development costs are stated at cost. At September 30, 2024 our project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2024, other than the material weakness discussed below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

During the course of the review of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we identified a material weakness in our controls relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements.

In order to remediate these material weaknesses, we added four more external consultants to assist in the preparation of our financial statements.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

We have generated limited revenue and have incurred significant net losses in each year since inception. For the nine months ended September 30, 2024, we incurred a net loss of $7,378,464 as compared to a net loss of $2,615,965 for the nine months ended September 30, 2023. We expect to incur increasing losses in the future when we commence development of our McLean Property. We cannot offer any assurance as to our future financial results. Also, we cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, or at all, if, and when needed. In addition, we can provide no assurance that we will be able to collect amounts owed to us from SG Holdings and have taken a reserve against the $1,720,844 owed to us by SG Holdings, which is included in additional paid-in capital. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. A significant portion of our funding was historically provided by SG Holdings. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

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

Management and our Audit Committee, in consultation with M&K CPAS PLLC (“M&K”), our independent registered public accounting firm, determined that there was a material weakness in our internal controls as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

On August 26, 2024, we received a letter from Nasdaq stating that the Company was not in compliance with the Rule because the stockholders’ equity of the Company of $2,018,263 as of June 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024, was below the minimum requirement of $2,500,000.

Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days (until October 10, 2024), to submit a Compliance Plan. We submitted a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, we will be granted an extension of up to 180 calendar days from August 26, 2024 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but we fail to evidence compliance within the extension period, we will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

We intend to monitor our stockholders’ equity and, if appropriate, consider further available options to evidence compliance with the stockholders’ equity requirement.

On April 25, 2024, we received written notice from Nasdaq notifying us that for the preceding 30 consecutive business days (March 14, 2024 through April 24, 2024), our Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a 180-calendar day period, or until October 22, 2024, to regain compliance with the minimum bid price requirement. To regain compliance with the Nasdaq Listing Rules, following stockholder approval at our 2024 Annual Meeting of Stockholders held on July 2, 2024, we effected a reverse stock split at a ratio of one (1) to twenty (20) on October 8, 2024, at which time our Common Stock began trading on a post-split basis.

On October 22, 2024, we received a notification letter (the “Notification Letter”) from Nasdaq, informing us that we have regained compliance with the Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance with the Minimum Bid Price Requirement, the closing bid of our shares of common stock needed to be at least $1.00 per share for a minimum of ten (10) consecutive business days. The Notification Letter confirmed that we achieved a closing bid price of $1.00 or greater per common share for ten (10) consecutive business days from October 8, 2024 to October 21, 2024, thereby regaining compliance with the Minimum Bid Price Requirement.

If we fail to meet any of Nasdaq’s listing standards, our Common Stock will be subject to delisting. If that were to occur, our Common Stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock. This would adversely affect the ability of investors to trade our Common Stock and would adversely affect the value of our Common Stock. Delisting from Nasdaq would cause us to pursue eligibility for trading of our Common Stock on other markets or exchanges, or on an over-the-counter market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our Common Stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our Common Stock, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, adversely affect the market liquidity of our Common Stock, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. In addition, our stock could become a “penny stock,” which would make trading of our Common Stock more difficult.

The delisting of our Common Stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. Further, if our Common Stock were to be delisted from Nasdaq, our Common Stock would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that the actions that we have taken to restore our compliance with the Nasdaq Minimum Bid Price Requirement will stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with other applicable Nasdaq listing requirements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended September 3, 2024, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

On October 15th, 2024, we issued 35,335 shares of our Common Stock to a marketing firm for services provided. The marketing firm was a sophisticated investor, received shares that had a restricted legend and had adequate access, though their relationship with the Company, to information about the Company. We believe that such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the third quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

On November 8th, 2024 the Company entered into an amendment to the Joint Venture Agreement for Hacienda Olivia Phase II. Pursuant to the amendment, in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of Joint Venture, a deadlock shall be deemed to have occurred in which the Company (the “Offerer”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at an agreed upon valuation of $2,823,000 or the Company shall make the final decision to break the deadlock.

On November 8th, 2024 the Company entered into an amendment to the Joint Venture Agreement for Pulga Internacional. Pursuant to the amendment, in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of Joint Venture, a deadlock shall be deemed to have occurred in which the Company (the “Offerer”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at an agreed upon valuation of $4,000,000 or the Company shall make the final decision to break the deadlock.

On November 8th, 2024 the Company entered into an amendment to the Joint Venture Agreement for Sugar Phase 1. Pursuant to the amendment, in the event the Joint Venturers are divided on a material issue and cannot agree on the conduct of the business and affairs of Joint Venture, a deadlock shall be deemed to have occurred in which the Company (the “Offerer”) may elect to purchase the Joint Venture interest of the other Joint Venturer (the “Offeree”) at an agreed upon valuation of $1,100,000 or the Company shall make the final decision to break the deadlock.

On November 12th, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15th, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024.

On November 13th, 2024 we entered into an amendment to the Agreement of Sale (the “Second Amendment”) that amends the closing date to November 15th, 2024 and increases the purchase price to $1,400,000 payable $439,328 in cash and $960,672 by the issuance of a promissory note to us. The promissory note will bear 10% interest per annum, provide for monthly interest payments and mature on March 15th, 2025 with the option to extend up to three times by paying $10,000 for each extension.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 8, 2024, File No. 001-41581)

4.1	Form of Debenture dated August 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

4.2	Form of Warrant, dated August 12, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

4.3	Form of Warrant to Arena Business Solutions Global SPC II Ltd (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S1 filed by the Registrant with the Securities and Exchange Commission on August 30, 2024, File No. 333,281889)

4.4	Global Amendment to 10% Original Issue Discount Secured Convertible Debentures (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on September 20, 2024, File No. 333-281889)

4.5	Form of Debenture dated October 25, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

4.6	Form of Warrant dated October 25, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

4.7	Global Amendment No. 2 to 10% Original Issue Discount Secured Convertible Debentures dated October 31, 2024 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

10.1+	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of July 18, 2024 (incorporated by reference to Exhibit 10.14 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.2	Joint Venture Agreement dated July 23, 2024 between Safe and Green Development Corporation and Milk & Honey LLC (Sugar Phase I LLC) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 29, 2024, File No. 001-41581)

10.3+	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of July 25, 2024 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.4+	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of August 8th, 2024 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.5	Securities Purchase Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.6	Registration Rights Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.7	Security Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.8	Guaranty, dated August 12, 2024 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.9	Purchase Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.10	Amendment to Purchase Agreement, dated August 30, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2024, File No. 001-41581)

10.11	Joint Venture Agreement, dated September 2, 2024 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 7, 2024, File No. 001-41581)

10.12	Joint Venture Agreement dated October 2, 2024 between Safe and Green Development Corporation and Properties by Milk & Honey LLC (Hacienda Oliva Phase II LLC) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 7, 2024, File No. 001-41581)

10.13	Modification Agreement, effective October 2, 2024 between SGB Development Corp. and Palermo Lender LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 18, 2024, File No. 001-41581)

10.14+	Credit Extension Agreement between Safe and Green Development Corporation and Bryan Leighton Revocable Trust dated 13 December 2023. effective as of October 21, 2024

10.15	Registration Rights Agreement dated October 25, 2024, (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

10.16	Amendment, to the Membership Interest Purchase Agreement November 4, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 5, 2024, File No. 001-41581)

10.17+	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Properties by Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Sugar Phase I LLC dated July 23, 2024)

10.18+	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Pulga Internacional LLC dated September 2, 2024)

10.19+	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Hacienda Olivia Phase II dated September 24, 2024)

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith.

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

Date: November 14, 2024