Form 10-K
period 2024-12-31
Safe & Green Development Corp
filed 2025-03-31
CIK 1959023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41581

SAFE AND GREEN DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-1375590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Biscayne Blvd., Floor 12, Suite 1201 Miami, Florida	33132
(Address of principal executive offices)	(Zip Code)

904-496-0027

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGD	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of Safe and Green Development Corporation based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2024 was approximately $3,503,309. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 31st, 2025, the issuer had a total of 1,916,034 shares of common stock outstanding and 44 record holders.

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

Risks Related to Our Business Generally

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.

●	We have no long-term history of operating as an independent company, and our historical information is not necessarily representative of the results that we would have achieved.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

●	We intend to enter into a new line of business and there can be no assurance that we will be successful in such line of business

●	We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2024.

●	The long-term sustainability of our operations as well as future growth depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

●	We operate in a highly competitive market for investment opportunities, and we may be unable to identify and complete acquisitions of real property assets.

●	Our property portfolio has a high concentration of properties located in certain states.

●	There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

●	Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

●	Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

●	Previously undetected environmentally hazardous conditions may adversely affect our business.

●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us

●	If we were deemed to be an investment company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

●	Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

●	Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

●	We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

●	We may not be able to sell our real property assets when we desire.

●	Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

●	If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp or Peak One Opportunity Fund, L.P (“Peak One”), it could disrupt or adversely affect our business and our stock price could decline.

●

Future outbreaks of any highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

Disruptions in the supply chain for key inputs could adversely affect our operations

Compliance with environmental regulations is costly and subject to change

Environmental liabilities from contamination or hazardous substances may expose us to financial risk

Product quality issues or contamination could result in liability and damage customer relationships

Fluctuations in market demand and economic conditions could negatively impact revenue

We face intense competition and pressure from alternative products

Operational hazards at processing sites pose safety and business continuity risk

Odor, noise, and other nuisance issues may lead to community opposition or litigation

Dependence on government policies and incentives could affect long-term viability

Logistical challenges could disrupt supply chains and limit our market reach

If the proposed acquisition of Resource Group is not consummated, our strategic growth plans and anticipated benefits may not be realized

●	We may have indemnification liabilities to SG Holdings under the separation and distribution agreement.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our Common Stock.

●	Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in SG Holdings.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, more difficult and may prevent attempts by our stockholders to replace or remove our management.

●	Our stockholders’ will have limited ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Risks Related to Resource Group, its Business and its Acquisition

●	Disruptions in the supply chain for key inputs could adversely affect our operations

●	Compliance with environmental regulations is costly and subject to change

●	Environmental liabilities from contamination or hazardous substances may expose us to financial risk

●	Product quality issues or contamination could result in liability and damage customer relationships

●	Fluctuations in market demand and economic conditions could negatively impact revenue

●	We face intense competition and pressure from alternative products

●	Operational hazards at processing sites pose safety and business continuity risks

●	Odor, Noise, and other nuisance issues may lead to community opposition or litigation

●	Dependence on government policies and incentives could affect long-term viability

●	Logistical challenges could disrupt supply chains and limit our market reach

●	If the proposed acquisition of Resource Group is not consummated, our strategic growth plans and anticipated benefits may not be realized

●	Even if the proposed acquisition of Resource Group is successfully consummated, we may not realize the anticipated strategic benefits of the transaction.

●	Our stockholders will experience dilution as a result of the acquisition of Resource Group, and they may not realize a benefit from the acquisition commensurate with the ownership dilution they will experience in connection therewith.

●	In order to realize the intended benefits of acquiring Resource Group, we will have to devote significant resources to Resource Group’s business, and we may be unable to successfully integrate the businesses with our current management and structure.

v

PART I

Item 1. Business.

Company Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. During 2023 and 2024, our business focus was primarily on the direct acquisition and indirect investment in properties nationally to be developed in the future into green single or multi-family projects and increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and/or single-family housing. To date, we have generated minimal revenue and our activities have consisted mostly of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed, entry into three joint ventures with the intention of developing properties in the Texas market and an investment in real-estate related artificial intelligence (“AI”) assets and entities, as further described below.

In January 2024, we announced that we would strategically look to monetize our real estate holdings throughout 2024 by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals and selling those properties. In connection with this strategy, we have entered into agreements to sell our St. Mary’s site and our Lago Vista site described in more detail below. Additionally, we expect to subdivide our McLean property into buildable single family lots that can subsequently be sold to developers or developed internally. We intend to develop the properties that we own and invest the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt for which there can be no assurance.’

In August 2024, we entered into joint ventures with Milk & Honey LLC, Sugar Phase I LLC and Hacienda Olivia Phase II LLC, with the intention of developing green single-family homes in the Southern Texas market. To date, we have completed construction of five single family homes in the Sugar Phase joint venture which were delivered during the first quarter of 2025. Additionally, we were developing 57 single family lots through our Hacienda Olivia. We have also entered into a joint venture named Pulga Internacional with the intention of developing an eco-friendly commercial retail outlet.

In February 2025, we entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Resource Group US Holdings LLC (“Resource Group”) and its members to acquire 100% of the membership interests of Resource Group. See “Membership Interest Purchase Agreement” below for additional information about the Membership Interest Purchase Agreement. Upon the closing of the acquisition we intend to shift our primary focus to the business conducted by Resource Croup, which is the transformation of targeted organic green waste materials into engineered, environmentally friendly soil and mulch products. As a result, we have started the process of strategically realigning the business focus towards Resource Group’s core business by monetizing real estate holdings held by us and in our joint ventures. We will continue this process and expect that by the end of 2025 the Company will be focused solely on the engineered soils business. Following the acquisition of Resource Group, we also intend to reevaluate the projects, technologies, and operations of our real-estate related AI assets.

Upcycling, Composting and Logistics Business

Resource Group Acquisition

On February 25, 2025, we entered into a Membership Interest Purchase Agreement (the “RG Purchase Agreement”) with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of RG (the “RG Equityholders”) to acquire 100% of the membership interests of Resource Group. Resource Group is a next-generation, full-service organic recycling and compost technology company specializing in transforming targeted organic green waste materials into engineered, environmentally friendly soil and mulch products. In addition, Resource Group offers year-round collection and disposal services through high-capacity grapple trucks, open-top walking floor trailers, and variable-sized containers serving green waste generators, landscaping companies, golf courses, communities, and municipalities. Resource Group works to streamline operations by internalizing transportation services, reducing over-the-road mileage, lowering disposal costs, and maximizing efficiency.  The purchase price for the membership interests of Resource Group is $480,000 in cash, the issuance of shares of our restricted common stock (the “RG Closing Shares”) equal to 19% of our outstanding shares of common stock at closing and a convertible note (the “RG Convertible Note”) in an amount to be determined at closing, convertible into shares of our restricted common stock subject to the receipt of our shareholders’ approval post-closing in accordance with Nasdaq rules. The RG Closing Shares and the shares of our common stock to be issuable under the RG Convertible Note will together equal 49% of our outstanding shares of common stock at closing. The transaction is expected to close early in the second quarter of 2025 subject to customary closing conditions and the completion of Resource Group’s audit.

The RG Purchase Agreement provides that our board of directors will be reorganized at closing such that four current directors will remain on the board of directors and three new directors will be appointed to the board of directors by Resource Group. The RG Purchase Agreement further provides that on or prior to the three-month anniversary of the closing, we will use our best efforts to have on file with and approved by the Securities and Exchange Commission an effective registration statement on Form S-1 or any other allowable form providing for the resale by the RG Equityholders on a pro rata basis of the RG Closing Shares issued to them.

Upcycling, Composting, Logistics Industry and Business Opportunity

We believe the upcycling, composting, and logistics industries present timely and strategic opportunities for our company, particularly through our engagement with innovative waste-to-resource and supply chain optimization technologies. We have identified Resource Group’s suite of products and services as a valuable complement to our sustainability-driven business model. Their offerings include organic waste processing units, dewatering systems, and composting equipment designed for on-site use at universities, hospitals, municipalities, and private enterprises. These systems enable the efficient transformation of food and organic waste into usable compost, significantly reducing hauling costs and landfill dependency. Additionally, Resource Group is expanding into upcycling solutions that repurpose materials otherwise destined for disposal, transforming them into high-value products for commercial and industrial use. This aligns with circular economy principles and opens new revenue streams by converting waste into functional assets. In parallel, Resource Group is exploring logistics applications that enhance operational efficiency across waste and materials handling, including route optimization, on-site processing coordination, and supply chain integration for upcycled materials. Their turnkey services—which include installation, maintenance, and monitoring—help clients meet environmental goals and comply with evolving regulations. We view this business line as an important component of our long-term growth strategy and anticipate increased demand for the services they provide as organizations seek cost-effective, environmentally responsible, and logistically sound waste management and resource recovery solutions.

Competition

The market for upcycling, composting, and related logistics technologies is highly competitive and rapidly evolving, driven by increasing regulatory pressure, expanding sustainability mandates, and a growing demand for environmentally conscious supply chain solutions. We recognize that Resource Group operates in a landscape populated by both established waste management firms and emerging clean technology companies offering composting, upcycling, and organic waste processing systems. However, Resource Group differentiates itself through its integrated, end-to-end solutions that include equipment, site-specific logistics planning, and ongoing operational support tailored for institutions such as universities, hospitals, and municipalities. While many competitors offer isolated components—such as equipment without service, or processing without logistics—Resource Group provides a unified approach that lowers total costs and maximizes efficiency. Their focus on localized, decentralized solutions also gives them an edge over national waste firms that prioritize centralized processing, enabling clients to reduce transportation, emissions, and costs. We believe this positioning offers a strategic advantage as public and private sector clients increasingly seek agile, scalable, and sustainable alternatives to conventional waste and logistics models.

Regulatory Matters

Resource Group is subject to a range of federal, state, and local regulations that govern its waste management and environmental operations. At the federal level, applicable laws include the Resource Conservation and Recovery Act (RCRA), which oversees the handling and disposal of solid and hazardous waste, as well as the Clean Air Act and Clean Water Act, which may apply to emissions or discharges associated with organic material processing.

In Florida, where Resource Group is currently located and will conduct business for the foreseeable future, the company is primarily regulated by the Florida Department of Environmental Protection (FDEP). The FDEP enforces state-specific regulations related to solid waste management, composting, and recycling, including permitting requirements, operational standards, and reporting obligations for facilities engaged in organic waste processing. Resource Group’s operations may also fall under Florida Administrative Code Chapters 62-701 (Solid Waste Management) and 62-709 (Composting Facilities), which establish the framework for compliance with design, siting, and performance standards.

At the local level, county and municipal governments in Florida may impose additional regulations through zoning ordinances, environmental health codes, and nuisance abatement standards. These can include rules related to odor control, vector prevention, and site-specific permitting or inspection processes.

Resource Group is responsible for maintaining compliance with all applicable federal, state, and local laws and continuously monitors regulatory developments in Florida that may affect its business operations.

AI and Software Development Projects

AI Platform Acquisition I

On February 7, 2024, we entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). Majestic is a prop-tech company that has created an AI software platform (the “AI Powered Platform”). The AI Powered Platform, which was launched in April 2024, aims to decentralize the real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment.

The aggregate consideration payable for the outstanding membership interests (the “Membership Interests’) of Majestic consisted of 500,000 shares of our restricted stock (the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). Pursuant to the terms of the MIPA and a related side letter we agreed to (i) issue 500,000 shares of our common stock to the members of Majestic, which shares were issued on the closing date, February 7, 2024; and (ii) to pay 100% of the Cash Consideration in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), we agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries.

On November 4th, 2024, we and the members of Majestic entered into an amendment to the MIPA. The amendment reduced the cash consideration for the purchase of Majestic from $500,000 to $154,675. Members to whom less than $5,000 was due were paid their share of cash consideration on October 30th, 2024. Members to whom more than $5,000 was due were paid 50% of their consideration on October 30th, 2024 and the remainder on December 1st, 2024 (the “Final Payment Date”), with the exception of Vikash Jain, who shall be paid over a 12-month term. On the Final Payment Date the remaining 31.75% interest in Majestic was transferred to us. The amendment also stipulates those commercial notes totaling $337,226 would be cancelled and deemed satisfied in full and retired on the Final Payment Date.

Following the acquisition of Resource Group, we intend to reevaluate the projects, technologies, and operations currently under development by Majestic to determine how or if they will be integrated into our broader business structure. This evaluation will consider alignment with our strategic objectives, operational synergies, and the scalability of Majestic’s AI Powered Platform in light of the regulatory and market environments in which Resource Group operates. Final determinations regarding integration, restructuring, or continuation of these projects will be made after a thorough post-closing review.

MyVonia

On June 6, 2024, we completed the acquisition of all of the assets related to the AI technology known as My Virtual Online Intelligent Assistant (“MyVONIA”) pursuant to an Asset Purchase Agreement, dated as of May 7, 2024, by and between us and Dr. Axely Congress (the “APA”). MyVONIA, is an advanced AI assistant, that utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging. The APA provides that the purchase price for MyVONIA is up to 500,000 shares of our common stock. Of such shares, 200,000 shares of common stock were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. Pursuant to the APA, Dr. Congress has agreed to a non-compete. In connection with the closing, Dr. Congress also entered into a consulting agreement with us (the “Consulting Agreement”) to continue to develop MyVONIA and provide such other services as are required pursuant thereto under which Dr. Congress will receive a consulting fee of $10,000 a month. The Consulting Agreement has a term of two years and has a non-compete.

AI and Software Development Business

AI Industry and Business Opportunity

We believe the artificial intelligence industry presents a transformative opportunity for our company, particularly as it relates to the deployment of intelligent digital tools that enhance user engagement, operational efficiency, and industry-specific automation. Our acquisitions of MyVONIA and Majestic World Holdings represent key milestones in our strategic entry into the AI sector. MyVONIA utilizes advanced natural language processing and machine learning algorithms to deliver personalized, human-like interactions via text messaging—without the need for an app or web interface. This frictionless and highly accessible format positions MyVONIA to serve a wide range of industries, including real estate, customer service, and administrative automation.

In addition, Majestic’s AI Powered Platform, launched in April 2024, offers an integrated software ecosystem designed to decentralize and streamline the real estate marketplace. This AI-driven environment brings together banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a unified, intelligent interface that simplifies complex workflows and improves transactional transparency. We view these platforms as highly complementary and well-aligned with macroeconomic trends, including labor shortages, rising demand for digitization, and the accelerating adoption of conversational and generative AI. Together, they reflect our broader vision to integrate scalable, user-friendly, and industry-specific AI applications across our operations and commercial partnerships.

Competition

The artificial intelligence and prop-tech software markets are highly competitive and rapidly evolving. We face competition from a range of companies, including major technology firms offering enterprise-grade AI platforms, as well as niche startups developing specialized tools for conversational AI, customer automation, and real estate technology. MyVONIA is uniquely positioned within the conversational AI space due to its text-first interface, which does not require users to download a dedicated app or navigate a web platform—making it broadly accessible and easy to adopt across diverse use cases.

Majestic’s AI Powered Platform differentiates itself in the real estate sector through its vertical integration and AI-driven structuring of industry participants. While many competitors in the prop-tech space offer isolated tools or data solutions, Majestic’s platform unites the entire transaction ecosystem—financial institutions, builders, clients, and service providers—into one seamless digital environment. We believe this comprehensive, AI-structured approach, combined with MyVONIA’s accessible communication interface, gives us a competitive edge by addressing real-world inefficiencies with tailored, user-centric solutions. As the market continues to expand, we intend to capitalize on this strategic positioning by focusing on vertical-specific deployment, data-driven enhancements, and scalable commercial integration.

Regulatory Matters

We remain mindful of the evolving regulatory landscape surrounding artificial intelligence, software platforms, and digital privacy. The development, deployment, and commercialization of both MyVONIA and the AI Powered Platform are subject to a growing number of regulatory frameworks at federal, state, and international levels. These include regulations concerning data protection, digital communications, algorithmic transparency, and AI ethics.

In particular, our operations must comply with the California Consumer Privacy Act (CCPA), the General Data Protection Regulation (GDPR) where applicable, and other emerging legislation focused on AI accountability and consumer rights. We are committed to ensuring that the architecture of both platforms is built with privacy, data integrity, and user consent as core principles. In support of this commitment, our product teams are focused on integrating compliance-driven features and maintaining adherence to industry best practices. We believe that a proactive and responsible approach to regulatory matters will not only safeguard our users and stakeholders but also serve as a competitive differentiator as public scrutiny and legal oversight of AI technologies continue to increase.

Current Real Estate Projects and Development Sites

Lago Vista

On May 10, 2021, LV Peninsula Holding LLC (“LV Holding”), our wholly-owned subsidiary, acquired a 50+ acre site in Lago Vista, Texas for $3,500,000, paid in cash, pursuant to an Unimproved Property Contract, dated February 25, 2021, with Northport Harbor LLC. The acquired parcel sits on Lake Travis on the Colorado River in central Texas. We acquired the property and were able to successfully obtain approval to establish a planned development district (PDD) consisting of 174 condominium units with an allowance for 30% short-term rental. As a result of obtaining the site approval and market conditions, we believe that the property’s value has increased significantly from the time of purchase.

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

On March 31, 2023, LV Peninsula Holding LLC (“LV Holding”), our wholly-owned subsidiary and the owner of the Lago Vista property, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on our Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on our project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on our site in Durant, Oklahoma.

The proceeds of the LV Note were used to pay off the Short-Term Note and the Second Short-Term Note. The LV Note requires monthly installments of interest only, is due in full on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Holding obligations under the LV Note have been guaranteed by us pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Holding at any time without interest or penalty. The net loan proceeds were approximately $1,337,000, after loan commission fees of $250,000, broker fees of $125,000, the escrow of a 12-month $675,000 interest reserve, other closing fees and the repayment of the Short-Term Note and Second Short-Term Note. LV Holdings expects to execute extension documents in the first week of April to extend the maturity of the LV Note to April 1, 2026 unless the property is sold before.

On October 10, 2024, we retained the $45,000 of non-refundable earnest money pursuant to the terms of the Contract of Sale since the buyer did not perform under their obligations.

On January 30, 2025, the Company entered into a definitive agreement (the “Purchase Agreement”) with Lithe, for the sale of the Lago Vista Site. The agreed-upon purchase price for the property is $6,575,000.

Prior to the execution of the Lago Purchase Agreementwe had entered into a Contract of Sale with Lithe to sell approximately 60 acres of waterfront property at the Lago Vista Site for $5,825,000. The Contract of Sale provided for a 70-day due diligence period followed by a 30-day closing period. The Purchase Agreement executed on January 30, 2025, supersedes the Contract of Sale and reflects updated terms, including the revised purchase price.

The closing of the transaction under the Purchase Agreement is expected to occur on or before April 1st, 2025. This decision is consistent with our decision to strategically realign the business towards engineered soils and logistics.

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

On October 1, 2024, we entered into a JV Agreement with Milk & Honey for the purpose of establishing a joint venture to be conducted under the name of Hacienda Olivia Phase II LLC (the “2nd Joint Venture”) for the purpose of developing and constructing a single family homes (the “Second Project”) on fifty-seven (57) lots of land located in Hidalgo County, Texas (the “Second Land”). We are the manager of the 2nd Joint Venture.

Pursuant to 2nd JV Agreement, we agreed to contribute $10,000 to the 2nd Joint Venture as an initial capital contribution for the specific purpose of satisfying the existing mortgage on the Second Land, and Milk & Honey has agreed to contribute the Second Land to the 2nd Joint Venture. The terms of the 2nd Joint Venture are similar to the Joint Venture.

On November 18 2024, we entered into a JV Agreement with Milk & Honey, for the purpose of establishing a joint venture to be conducted under the name of Hacienda Olivia Phase III LLC (the “3rd Joint Venture”) for the purpose of developing and constructing single family homes on twelve (12) acres of land representing 77 lots located in Hidalgo County, Texas (the “Third Land”). We are the manager of the 3rd Joint Venture.

Pursuant to the 3rd JV Agreement, we agreed to contribute $10,000 to the 3rd Joint Venture as an initial capital contribution, and Milk & Honey has agreed to contribute the Third Land to the Joint Venture. The terms of the 3rd Joint Venture are similar to the Joint Venture.

As of January 16, 2025, the Joint Venture, acquired twenty-two (22) lots in South Texas (the “Property”) for a purchase price of $440,000 for development of its residential development project (the “January Project”). In connection with the acquisition of the Property, the Joint Venture entered into a Loan Agreement, dated as of January 16, 2025 (the “Loan Agreement”), for the periodic draw down of up to $1,092,672.75 in principal amount of loan proceeds to be used for the completion of the construction of the January Project, the payment of the lender’s expenses related to the Loan Agreement and the payment of expenses related to the acquisition by the Joint Venture of the Property. The loan bears interest at the greater of the 1-Month Term Secured Overnight Financing Rate plus 5.710%, as adjusted monthly, or 9.740%, includes a loan origination fee of $23,110, matures on March 12, 2026 and is secured by the Property and other related collateral. The loan is also guaranteed by us and Properties by Milk & Honey (each a “Guarantor”) pursuant to an Unconditional Guaranty, dated January 16, 2025 (the “Guaranty”). The obligations of each Guarantor are joint and several. The Guaranty may be enforced against any Guarantor without attempting to collect from the Joint Venture any other Guarantor or any other person, and without attempting to enforce lender’s rights in any of the collateral. We, Properties by Milk & Honey and the principals of Properties by Milk & Honey also entered into an Indemnity Agreement, dated January 16, 2025 (the “Indemnity Agreement”), for the benefit of the lender under the Loan Agreement, with respect to the January Project’s compliance with Environmental Laws, Hazardous Substances Laws and Building Laws (as such terms are defined in the Indemnity Agreement).

On March 6, 2025, Safe and Green Development Corporation (the “Company”) entered into a Buyout Agreement (the “Buyout Agreement”) with Properties by Milk & Honey LLC, a Texas limited liability company (“Milk & Honey”), pursuant to which the Company agreed to sell to Milk & Honey the Company’s 60% membership interest (the “Interest”) in Sugar Phase I LLC, a joint venture (the “JV”) established under a Joint Venture Agreement with Milk & Honey, dated July 23, 2024, for a purchase price of $700,415.24, reflecting amounts contributed and costs incurred by the Company in connection with the Sugar Phase I project, to be evidenced by a one-year promissory note (the “Note”) in the principal amount of $700,415.24, bearing interest at 10% per annum.

The Buyout Agreement and Note provide that the Company’s Interest will be transferred to Milk & Honey incrementally as the Note is repaid. The closing under the Buyout Agreement occurred on March 7, 2025. In connection therewith, Milk & Honey prepaid $120,000.00 of the principal amount due under the Note and the Company transferred 10.27% of the Company’s Interest in the JV. The Company currently holds a 49.73% in the JV. This decision is consistent with our decision to strategically realign the business towards engineered soils and logistics.

Norman Berry Village

On May 31, 2021, we acquired a 50% membership interest for $600,000 in a limited liability company, Norman Berry II Owners, LLC (“NB Owners”), that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village.” We partnered with CMC Development Group (“CMC”), a New York City-based real estate development firm with national expertise providing design build services. CMC owns the other 50% membership interest in NB Owners. The NB Owners’ operating agreement provides that NB Owners will initially have two managers, one designated by CMC (the “CMC Manager”) and one designated by us. Pursuant to the operating agreement, the CMC Manager will manage the day-to-day business and affairs of NB Owners and all non-routine decisions requires the approval of members owning a majority of the outstanding membership interests. The operating agreement also provides that any fee earned by CMC in connection with the acquisition and development of the Norman Berry Village and related real property will be split 75% to CMC and 25% to us. We have no obligation under the operating agreement to make any additional capital contributions to NB Owners. In addition, neither we nor CMC may voluntarily make any additional capital contributions to NB Owners. In accordance with the operating agreement, we are entitled to a preferred return equal to 10% per annum on our unreturned capital contributions which return will (i) accrue from the date on which our capital contributions were actually contributed to NB Owners until the date such capital contributions are returned to us, and (ii) compound annually. We expect the project to develop 125,000 square feet of space and build approximately 134 multi-family rental apartments in two buildings. We expect the project to commence in the third quarter of 2024, subject to available funding, and to be completed within three years of commencement. The estimated development costs for this project are approximately $35,000,000. NB Owners recently received approval from the city of Eastpoint to purchase the right of way approval to begin developing the Norman Berry Village. On March 11, 2024, NB Owners, pursuant to a loan agreement dated March 11, 2022, issued a promissory note in the amount of $200,000. The note has a maturity date of March 11, 2025 and provides for interest only payments at a rate of 12%. To secure the full payment of the note, the note is secured by a security deed in the Norman Berry property. As of March 31, 2025, NB Owners is in negotiations regarding the extension of the loan agreement through August 11, 2025.

Cumberland Inlet

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

On February 11, 2025, we entered into an Amendment (this “Amendment”) to the Operating Agreement, dated June 24, 2021 for JDI-Cumberland Inlet, LLC, a Georgia limited liability company, by and between us and Jacoby Development Inc., a Georgia corporation, and a Forced Sale Agreement by and between the Company and JDI, pursuant to which JDI-Cumberland acquired our 10% equity interest JDI-Cumberland in exchange for a promissory note (the “Note”) from JDI-Cumberland in the principal amount of $4.5 million. The Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in JDI-Cumberland. Payment of the Note is also guaranteed by JDI. This decision to sell our interest is consistent with our decision to strategically realign the business towards engineered soils and logistics.

St Mary’s Site

On August 18, 2022, we purchased, for $296,870 approximately 27 acres of land adjacent to our Cumberland Inlet Project from the Camden County Joint Development Authority (JDA). We had planned to build a 120,000 square foot state of the art manufacturing facility on this site. In connection with the purchase of the St. Mary’s Site, we entered into a promissory note in the amount of $148,300. This note had a maturity date of September 1, 2023, subject to our right to extend for 6 months upon payments of a fee equal to 1% of the principal balance of the note and provides for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one-year period. This note could be prepaid without penalty, provided, however, if the lender has not received six months of interest, we must pay the lender an amount equivalent to the months of interest necessary to complete six months of interest. In addition, at the time of payment in full of the note, we must pay the lender an amount equivalent to half of one percent (0.50%) of the original loan amount. To secure payment in full of the note, the note is secured by a security deed in the property with power of the lender to sell the property. On March 7, 2024, we entered into a modification agreement to the promissory note to increase the loan amount to $200,000. The promissory note was paid off in connection with the sale described below.

On January 31, 2024, we entered into an Agreement of Sale with Pigmental Studios to sell the St. Mary’s Site. On October 14, 2024, we entered into a Modification Agreement with Palermo Lender LLC (“Palermo”), effective as of October 2, 2024 (the “Modification Agreement”), to modify the Deed of Trust (the “Security Deed”) securing our promissory note issued to Palermo in the original principal amount of $148,300.00, as subsequently modified to increase the principal amount to $200,000.00, to extend the maturity date to March 1, 2025 and to change the interest rate from 10.99% with ACH to 11.99% without ACH.

On November 13th, 2024 we entered into an amendment to the Agreement of Sale (the “Second Amendment”) that amended the closing date to November 15th, 2024 and increased the purchase price to $1,400,000 payable $439,328 in cash and $960,672 by the issuance of a promissory note to us. The promissory note will bear 10% interest per annum, provide for monthly interest payments and mature on March 15, 2025 with the option to extend up to three times by paying $10,000 for each extension.

On March 23, 2025, Pigmental Studios exercised the first of its three extension options by making the required $10,000 payment, which was received. As a result, the new maturity date of the promissory note is April 22, 2025. The promissory note contains all the same provisions as the original note; only the maturity date was extended.

McLean Mixed Use Site

On November 10, 2021, we entered into a Purchase Agreement (“Purchase Agreement) with the Durant Industrial Authority to acquire 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $868,000. We anticipate building approximately 800 residential units and up to 1.1 million square feet of industrial manufacturing space on the mixed-use property. The closing on the 114 mixed-use acres occurred in the first quarter of 2022. We had planned to build a 120,000 square foot state of the art manufacturing facility. The property is zoned for an additional 1.0 million square feet of industrial space. We are currently marketing the additional space to potential tenants.

As of March 31st, 2025 we expect to subdivide our McLean property into buildable single family lots that can subsequently be sold to developers or developed internally. We analyzed market conditions and determined that this process is expected to yield the highest return without having to take on construction related risks. This decision is consistent with our decision to strategically realign the business towards engineered soils and logistics.

Real Estate Development Business

Housing Industry

The U.S. housing market experienced notable activity in early 2025, with single-family home production increasing in response to limited existing inventory, while multifamily development began to show signs of stabilization after a prolonged period of softness. Several structural and economic factors continue to influence residential construction activity, including:

●	limited availability of existing single-family homes for sale, driving new construction;

●	persistent shortages of buildable lots and skilled labor;

●	elevated construction costs, including those attributable to tariffs on key building materials;

●	tight financing conditions and ongoing concerns around housing affordability;

●	continued regional variation in residential construction activity; and

●	a decline in building permit issuance, signaling cautious sentiment for future development.

According to data released by the U.S. Department of Housing and Urban Development and the U.S. Census Bureau, total housing starts increased by 11.2% in February 2025 to a seasonally adjusted annual rate of 1.50 million units. Within this total, single-family housing starts rose by 11.4% to an annualized rate of 1.11 million units, the highest level recorded since February 2024. Multifamily housing starts, which include apartments and condominiums, increased by 10.7% to a 393,000-unit annual rate, representing the first monthly gain after 18 consecutive months of declines.

Despite these gains in starts, the issuance of building permits—a leading indicator of future construction—declined 1.2% in February 2025 to a seasonally adjusted annual rate of 1.46 million units and was 6.8% lower than the same period in the prior year. Single-family permits decreased by 0.2% to a 992,000-unit pace, while multifamily permits declined by 3.1% to a 464,000-unit rate.

On a regional, year-to-date basis, combined single-family and multifamily housing starts were down 4.7% in the Northeast, 21.5% in the Midwest, and 8.3% in the South, but increased by 20.2% in the West. Permit activity followed a similar trend, with year-to-date declines of 30.1% in the Northeast, 12.5% in the West, and 2.1% in the South, while the Midwest experienced a 2.3% increase.

According to the National Association of Home Builders (NAHB), single-family housing starts are expected to remain relatively flat in 2025, with the potential benefits of a more favorable regulatory environment offset by ongoing uncertainty related to tariffs and construction costs. Multifamily construction activity is projected to remain soft through the first half of the year due to financing constraints, but may stabilize in the second half of 2025 as market conditions evolve.

Joint Venture and Partnership Activities

We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we would own an indirect economic interest of less than 100% of the property owned directly by such joint ventures. Our decision to develop a property either on our own or through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by the seller of land; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projections, in some circumstances, that we could achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a development project may be limited to varying degrees depending on the terms of the joint venture agreement.

Conflicts of Interest

We expect that numerous conflicts of interest will exist after the Separation and Distribution based upon the numerous arrangements and/or agreements between the parties.

Competition

We face competition in the real estate development and housing industries. Real estate developers compete for, among other things, residents, desirable land parcels, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive land parcels or make such acquisitions more expensive, hinder our market share expansion, or lead to pricing pressures that may adversely impact our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We believe we can distinguish ourselves from our competitors on the basis of our quality and construction time savings.

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

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality, and protection of endangered species and their habitats. Such regulation may delay development of our properties and may result in higher development and administrative costs. See “Part I, Item 1A. “Risk Factors” for further discussion.

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

Sustainability

We are committed to protecting the environment and developing sustainable properties. We emphasize sustainable design, construction and operations as essential goals in developing and operating our properties. Our projects begin with a careful site assessment, taking into account unique and environmentally sensitive site features, including vegetation, slopes, soil profiles and water resources. Our sites are then engineered to protect our environment and promote their natural attributes. Our projects utilize advanced, commercially available technologies that result in our homes having better insulation, more eco-friendly lighting and being generally energy efficient.

Human Capital

As of the date hereof, we have six employees: a Chief Executive Officer, a Chief Financial Officer, a Senior In-House Counsel, a Vice President of Development, a Director of Business Development and a Development Director all of whom work full-time for us.

Corporate Information

We were incorporated in Delaware on February 27, 2021. Our principal executive office is located at 100 Biscayne Blvd., Floor 12, Suite 1201, Miami, Florida 33132, and our phone number is (786) 600 4739 . We maintain a website at www.sgdevco.com. The reference to our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not part of this Annual Report.

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

We were incorporated in February 2021. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. We only have a few years of audited financial statements. Any investment decision will not be made with the same data as would be available as if we had a longer history of public reporting. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses. The results of our operations and the execution on our business plan depends on the demand for the recycling and composting services we intend to provide upon the acquisition of Resource Group, the demand for our AI technology, the availability of additional land parcels, the performance of our currently held properties, competition, the ability to obtain building permits, the availability of adequate equity and debt financing, and conditions in the financial markets and economic conditions.

You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We are entering into a new line of business which may not be successful.

Upon the closing of the acquisition of Resource Group we will be entering into a new line of business- transforming targeted organic green waste materials into engineered, environmentally friendly soil and mulch products. Our current management team has no experience in this new market. There can be no assurance that there will be demand for our services in this market. Even if such a market develops, there can be no assurance that we would be able to maintain that market.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have generated minimal revenue and have incurred significant net losses in each year since inception. For the year ended December 31, 2024 we incurred a net loss of $8,908,475 as compared to a net loss of $4,200,541 for year ended December 31, 2023. We expect to incur increasing losses in the future when we commence development of the properties we own. We cannot offer any assurance as to our future financial results. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. A significant portion of our funding was historically provided by SG Holdings. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to successfully develop any of our properties or that we will have access to additional development opportunities or that we will generate revenue from our AI technology or new composting business in which we intend to engage. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development plans.

During the year ended December 31, 2024, our operating activities used net cash of approximately $2.6 million and as of December 31, 2024, our cash was $296,202. We have experienced significant losses since inception and have a significant accumulated deficit as of December 31, 2024 totaling $16 million. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not derive substantial revenue from the properties we own or have an interest in. We expect to potentially generate revenue through our strategy of strategically monetizing the land parcels and joint venture partnerships by selling them in the next years. We do not expect to generate revenue from our AI for years. The payoff of the St. Mary’s note is subject to conditions and there can be no assurance that the sale will be consummated or if consummated that the borrowers will fulfill their obligations under the note .We expect our expenses to increase if and when we are able to close the acquisition of Resource Group.

We will need to raise additional capital to fund our business expansion plans and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity and debt financings. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our current outstanding debentures prohibit us from engaging in certain types of financing while the debentures are outstanding. Although our agreement with the holder of our debentures provides for the issuance of additional debentures, there are conditions to be met in order for us to be able to issue additional debentures and there can be no assurance that we will be able to satisfy the conditions. Our equity line also requires that certain conditions be met before we can use the equity line and there can be no assurance that such conditions will be met. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned development work.

 If we default on payments or other covenants pursuant to the debentures that we issued in August 2024 and October 2024, the lender could foreclose on our assets.

The debentures that we issued in August 2024 and October 2024 are secured by a lien on our assets. If we should fail to pay the amounts owed under the debentures when due or fail to comply with any other covenants or obligations thereunder, the lender could foreclose on our assets.

We do not anticipate generating substantial revenue from our development activities for many years.

We have not yet developed any of the properties that we have acquired. We do not expect to derive significant revenue from the sale of the properties we develop for several years.

The long-term sustainability of our real estate development operations as well as future growth in this sector depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

The long-term sustainability of our real estate development operations, as well as future growth in this sector, depends in large part on the price at which we are able to obtain suitable land parcels for development or homebuilding operations. Our ability to acquire land parcels for various residential projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of units we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to maintain or increase the number of our active communities, as well as to sustain and grow our revenues and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.

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

Our compost business and AI platforms will be subject to competition

The market for upcycling, composting, and related logistics technologies is highly competitive and rapidly evolving, driven by increasing regulatory pressure, expanding sustainability mandates, and a growing demand for environmentally conscious supply chain solutions. Resource Group operates in a landscape populated by both established waste management firms and emerging clean technology companies offering composting, upcycling, and organic waste processing systems, many of whom have greater financial resources than we do.

 The artificial intelligence and prop-tech software markets are highly competitive and rapidly evolving. We face competition from a range of companies, including major technology firms offering enterprise-grade AI platforms, as well as niche startups developing specialized tools for conversational AI, customer automation, and real estate technology many of whom have greater financial resources than we do.

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

In addition, Resource Group has only performed services in the State of Florida and its business will be subject to catastrophic weather and other natural events from time to time.

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

From time to time, we may implement or acquire new lines of business, including those outside of the real estate development industry such as the business to be acquired from Resource Holdings. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. In addition, new business ventures may require different strategic management competencies and risk considerations compared to those of our existing management team. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have an adverse effect on our business, results of operations, and financial condition.

The acquisitions of Majestic World Holdings, MyVonia, and Resource Group (the “Acquired Businesses”) may not result in the strategic benefits that we anticipated prior to consummating such Acquisitions.

The acquisitions of the Acquired Businesses are expected to provide certain strategic benefits to all parties that would not be realized if such acquisitions were not completed. Specifically, we believe the Acquired Businesses should provide certain strategic benefits which would enable us to bring value to our stockholders. The market price of our common stock however may decline as a result of the acquisitions if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by us or investors, financial analysts, or industry analysts. There can be no assurance that these anticipated benefits of the acquisitions will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

We may be unable to successfully integrate the Acquired Businesses with our current management and structure.

Our failure to successfully complete the integration of Acquired Businesses could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating the Acquired Businesses’ technology and retaining personnel;

●	estimating the capital, personnel and equipment required for the Acquired Businesses based on the historical experience of management with the businesses they are familiar with; and

●	minimizing potential adverse effects on existing business relationships.

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

The real estate industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

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

In order for us to access capital from the sale of the debentures or shares pursuant to our equity line of credit we need to meet certain conditions and we may not be able to meet the conditions.

If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp, which loan is secured by 100,000 Treasury Shares, it could disrupt or adversely affect our business and our stock price could decline.

To date, we have received $1,750,000 as a secured loan from BCV S&G DevCorp, a Luxembourg-based specialized investment fund, and have entered into a loan agreement with BCV S&G DevCorp to receive up to $3,000,000 as a secured loan. The loan matures on December 1, 2025 and is secured by 100,000 Treasury Shares. If we were to default in our obligation to repay the loan when due it could disrupt or adversely affect our business and our stock price could decline if the lender were to seek to sell the pledged shares.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business especially the business of MWH, including the Xene Platform, and MyVonia. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

On April 16, 2024, we received a letter from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $1,887,777 as of December 31, 2023, as reported in our Annual Report on Form 10-K filed with the SEC on April 1, 2024, was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days (until May 31, 2024), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). We submitted a Compliance Plan within the required time. On July 22, 2024, we received a letter from Nasdaq stating that based on the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission for the period ended March 31, 2024, and our submission to the Staff, dated May 29, 2024, it determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1). The letter further stated that if we fail to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing our next periodic report we may be subject to delisting.

On August 26, 2024, we received a letter from Nasdaq stating that the Company was not in compliance with the Rule because the stockholders’ equity of the Company of $2,018,263 as of June 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024, was below the minimum requirement of $2,500,000.

Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days (until October 10, 2024), to submit a Compliance Plan. We submitted a Compliance Plan within the required time, which was accepted; however, there can be no assurance that the Compliance Plan will be fully implemented. We were granted an extension of up to 180 calendar days until October 10, 2024, to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but we fail to evidence compliance within the extension period, we will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On October 22, 2024, we received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that the Staff had determined that for 10 consecutive business days, from October 8, 2024 to October 21, 2024, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Staff had determined that we regained compliance with Nasdaq Listing Rule 5550(a)(2) and indicated that the matter is now closed.

If Nasdaq delists our securities from trading on its exchange at some future date, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2024 and continue to be ineffective as of December 31, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Management and our Audit Committee, in consultation with M&K CPAS PLLC (“M&K”), our independent registered public accounting firm, determined that there was a material weakness in our internal controls as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since June 30, 2024 we have identified weaknesses in internal controls.

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

As a result of becoming a public company we are subject to SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and diversion of our management’s time in its efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when, and if, required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our financial statements or identify other areas for further attention or improvement. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Common Stock to decline, and we may be subject to investigation or sanctions by the SEC. We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2024 and continue to be ineffective as of December 31, 2024.

On January 29, 2025, we entered into a mutual release and discharge agreement (the “Mutual Release”) with SG Holdings pursuant to we have forgiven and released SG Holdings from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,322.95 and in respect of $815,522 of inter-company advances from us to SG Holdings(which amounts had been written off our balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of inter-company debt owed to SG Holdings by us and for SG Holdings transferring 276,425 shares (the “Shares”) of our Common Stock owned by SG Holdings to us. SG Holdings has agreed to return the Shares to us within 48 hours. We currently plan to hold the Shares in our treasury. As a result of this agreement, SG Holdings is no longer a stockholder of ours.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Pursuant to the Safe and Green Development Corporation 2023 Incentive Compensation Plan (our “2023 Plan”), our management may grant equity awards to our employees, directors and consultants. We may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. Such future equity issuances will have a dilutive effect on the number of SG DevCo shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our Common Stock. In addition, if we issue additional convertible debentures and the debentures are converted into share of common stock, stockholders will experience additional dilution.

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

Risks Related to Resource Group, its Business and its Acquisition

Disruptions in the supply chain for key inputs could adversely affect our operations

Our operations rely heavily on a consistent and cost-effective supply of organic feedstocks and amendments such as yard waste, food scraps, biosolids, wood chips, and bulking agents, many of which are subject to seasonal availability, local collection programs, and third-party contracts. Any disruption to this supply chain—caused by extreme weather events, transportation bottlenecks, labor shortages, or geopolitical instability—could constrain production, increase costs, and impact our ability to meet contractual obligations or serve growing markets.

Compliance with environmental regulations is costly and subject to change

The engineered soils and composting industry is subject to complex environmental regulations at the federal, state, and local levels, governing areas such as permitting, emissions, stormwater runoff, leachate control, and zoning. Maintaining compliance with these laws requires ongoing investments in monitoring, equipment, and staff training, and changes in regulations—such as stricter air or water standards—could increase operating costs or limit expansion. Failure to comply with such regulations could result in fines, permit revocation, or reputational harm.this

Environmental liabilities from contamination or hazardous substances may expose us to financial risk

The presence of persistent environmental contaminants such as PFAS chemicals or heavy metals in feedstocks or end products presents significant liability risks. These substances, even in trace amounts, may lead to regulatory enforcement, litigation, or cleanup costs if found in compost products, surrounding soil, or water. As environmental scrutiny increases, particularly around “forever chemicals,” we may face escalating compliance costs, legal exposure, and reputational damage from contamination claims.

Product quality issues or contamination could result in liability and damage customer relationships

We must ensure the safety and quality of our engineered soil and compost products, which are subject to standards related to maturity, nutrient content, pathogens, metals, and physical contaminants. Failure to detect or prevent contamination—such as persistent herbicides, pathogens, or foreign objects—could result in crop damage, product recalls, liability claims, or a loss of customer trust. A significant quality incident could also lead to reputational harm and reduced demand for our products.

Fluctuations in market demand and economic conditions could negatively impact revenue

Demand for compost and engineered soils can vary based on broader economic cycles, and customer budgets in sectors such as landscaping, agriculture, and construction. Economic downturns or slowdowns in real estate and infrastructure investment may lead to decreased product sales. Additionally, market shifts or temporary demand spikes—such as those seen during the COVID-19 pandemic—pose forecasting challenges that can result in overcapacity or missed opportunities.

We face intense competition and pressure from alternative products

The composting and engineered soils industry is fragmented and competitive, with numerous private companies, municipalities, and vertically integrated waste management firms offering similar products. We also face competition from synthetic fertilizers, topsoil, and emerging soil technologies. Price sensitivity in the market and the commoditized nature of many products limit our pricing flexibility and may require significant investments in innovation and customer service to maintain or grow market share.

Operational hazards at processing sites pose safety and business continuity risks

Our facilities involve risks associated with high-temperature microbial decomposition, heavy machinery, and exposure to bioaerosols. Operational hazards such as fires, equipment failure, and occupational injuries can disrupt production, endanger employees, and expose us to regulatory enforcement or lawsuits. Proper training, maintenance, and safety protocols are essential to prevent incidents that could affect worker safety or lead to costly shutdowns or remediation.

Odor, noise, and other nuisance issues may lead to community opposition or litigation

Composting operations generate odors and, to a lesser extent, dust, noise, and truck traffic, which can affect neighboring communities. Despite efforts to manage these impacts, we may face nuisance complaints, lawsuits, or regulatory action if our operations are perceived as detrimental to public welfare. Community resistance to composting sites can also hinder our ability to expand or renew permits, particularly in urban or suburban locations.

Dependence on government policies and incentives could affect long-term viability

Our industry benefits from supportive government policies, including landfill bans, organics diversion mandates, and infrastructure grants. Changes in these policies—such as reduced funding, weak enforcement, or political opposition—could limit feedstock availability, restrict product markets, or curtail expansion opportunities. The success of our operations partly depends on the continuation and effective implementation of these public programs.

Logistical challenges could disrupt supply chains and limit our market reach

The collection, transport, and distribution of organic materials and finished compost products require efficient logistics coordination. Challenges such as rising fuel costs, trucking shortages, weather disruptions, and regulatory constraints on vehicle access can hinder material flows, increase costs, or delay delivery. Because many of our products are bulky and have a limited shelf life, our profitability depends on cost-effective and reliable transportation and logistics systems.

If the proposed acquisition of Resource Group is not consummated, our strategic growth plans and anticipated benefits may not be realized

We have entered into a definitive agreement to acquire Resource Group, a company operating in the engineered soils and composting industry; however, there is no guarantee that the transaction will be completed as contemplated or at all. The successful consummation of the acquisition is subject to a number of conditions, including regulatory approvals, completion of due diligence, finalization of transaction documentation, and the absence of any material adverse developments affecting either party. Any failure to satisfy these conditions or unexpected delays could prevent the closing of the transaction. If the acquisition of Resource Group is not completed, we may forgo strategic benefits such as market entry into the engineered soils sector, expansion of our customer base, and operational synergies. Additionally, we may incur substantial transaction-related expenses without realizing any return on investment and lose momentum in our broader growth strategy. Even if the transaction is ultimately consummated, there is no assurance that the integration of Resource Group’s operations will proceed as expected or result in the anticipated financial or strategic advantages. Failure to complete or successfully integrate the proposed acquisition could have a material adverse effect on our business, results of operations, and future growth prospects.

Even if the proposed acquisition of Resource Group is successfully consummated, we may not realize the anticipated strategic benefits of the transaction.

The acquisition of Resource Group is expected to provide certain strategic benefits to our company that would not otherwise be realized. Specifically, we believe the acquisition should provide certain strategic benefit, such as market entry into the engineered soils sector, expansion of our customer base, and operational synergies. The market price of our common stock however may decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by us or investors, financial analysts, or industry analysts. There can be no assurance that these anticipated benefits of the acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to our company.

Our stockholders will experience dilution as a result of the acquisition of Resource Group, and they may not realize a benefit from the acquisition commensurate with the ownership dilution they will experience in connection therewith.

In connection with our acquisition of Resource Group, we will pay to the members of Resource Group consideration including shares of our restricted common stock and a note convertible into shares of our restricted common stock. The issuance of the shares as consideration and upon the conversion of the convertible note will have the effect of diluting the ownership interests of our existing stockholders. If we are unable to realize the full strategic and financial benefits currently anticipated from the acquisition of Resource Group, our stockholders will may experience substantial dilution of their ownership interests in our company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the acquisition.

In order to realize the intended benefits of acquiring Resource Group, we will have to devote significant resources to Resource Group’s business, and we may be unable to successfully integrate the businesses with our current management and structure.

Our failure to successfully complete the integration of Resource Group could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating Resource Group’s technology and retaining personnel;

●	estimating the capital, personnel and equipment required for Resource Group based on the historical experience of management with the businesses they are familiar with; and

●	minimizing potential adverse effects on existing business relationships.

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

In addition, our cybersecurity framework is crafted to anticipate and address threats before they can cause harm. Our Security Operations Center (SOC) is operational 24/7, utilizing threat detection tools that meet SOCII requirements, guaranteeing an immediate response capability. We implement stringent access control policies to ensure that only authorized individuals can interact with sensitive client data. Our Identity and Access Management (IAM) systems conform to ISO/IEC 27001 standards, offering secure authentication processes that encompass multi-factor authentication (MFA) and role-based access controls (RBAC). These safeguards are essential in preserving the integrity and confidentiality of client information. We also employ Randtronics remote encryption technology to provide security for client data, whether it’s in use or at rest. We regularly evaluate and refine our encryption protocols to thwart new cryptographic challenges.

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Member(s) of management assigned with cybersecurity oversight responsibility, including Nicolai A. Brune our Chief Financial Officer and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. The Audit Committee and management have engaged a third-party firm to oversee the complete audit of our cybersecurity and risk management systems to ensure the integrity of the systems that are in place.

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

Item 2. Properties.

Headquarters and Other Office Space

Pursuant to the shared services agreement with SG Holdings, we utilize rented office space in Miami, Florida for our corporate headquarters which is located at 100 Biscayne Blvd., Floor 12, Suite 1201, Miami, Florida 33132. We believe that our current office space is adequate for our current needs.

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

Holders

As of the close of business on March 31, 2025, there were approximately 44 holders of record of our Common Stock.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2024 through December 31, 2024 that were not previously disclosed in our filings with the SEC.

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

Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. During 2023 and 2024, our business focus was primarily on the direct acquisition and indirect investment in properties nationally to be developed in the future into green single or multi-family projects and increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and/or single-family housing. To date, we have generated minimal revenue and our activities have consisted mostly of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed, entry into three joint ventures with the intention of developing properties in the Texas market and an investment in real-estate related artificial intelligence (“AI”) assets and entities, as further described below.

In January 2024, we announced that we would strategically look to monetize our real estate holdings throughout 2024 by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals and selling those properties. In connection with this strategy, we have entered into agreements to sell our St. Mary’s site and our Lago Vista site described in more detail below. Additionally, we expect to subdivide our McLean property into buildable single family lots that can subsequently be sold to developers or developed internally. We intend to develop the properties that we own and invest the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, our ability to develop any properties will be subject to our ability to raise capital either through the sale of equity or by incurring debt for which there can be no assurance.’

In August 2024, we entered into joint ventures with Milk & Honey LLC, Sugar Phase I LLC and Hacienda Olivia Phase II LLC, with the intention of developing green single-family homes in the Southern Texas market. To date, we have started construction on five single family homes in the Sugar Phase joint venture. The homes were delivered during the first quarter of 2025. Additionally, we were developing 57 single family lots through our Hacienda Olivia. We have also entered into a joint venture named Pulga Internacional with the intention of developing an eco-friendly commercial retail outlet.

In February 2025, we entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Resource Group US Holdings LLC (“Resource Group”) and its members to acquire 100% of the membership interests of Resource Group. See “Membership Interest Purchase Agreement” below for additional information about the Membership Interest Purchase Agreement. Upon the closing of the acquisition we intend to shift our primary focus to the business conducted by Resource Croup, which is the transformation of targeted organic green waste materials into engineered, environmentally friendly soil and mulch products. As a result, we have started the process of strategically realigning the business focus towards Resource Group’s core business by monetizing real estate holdings held by us and in our joint ventures. We will continue this process and expect that by the end of 2025 the Company will be focused solely on the engineered soils business. Following the acquisition of Resource Group, we also intend to reevaluate the projects, technologies, and operations of our real-estate related AI assets.

Recent Developments

Credit Agreement

On March 1, 2024, we entered into a Credit Agreement which provided for a $250,000 Line of Credit. For a description of the Credit Agreement, see “Liquidity and Capital Resources – Financing Activities.”

Reverse Stock Split

On October 8, 2024, we effected a 1-for-20 reverse stock split of our then-outstanding Common Stock (“Reverse Split”). Except as specifically provided, all share and per share amounts and related option and warrant information presented herein, including our financial statements and accompanying footnotes, has been retroactively adjusted to give effect to the Reverse Split.

Increase in Authorized Shares

On November 7, 2024, we filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that was effective on such date that increased the number of our authorized shares of common stock, $0.001 par value per share from 50,000,000 shares to 100,000,000 shares.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total revenue	$207,552	$-
Total cost of revenue	182,656	-
Total payroll and related expenses	3,622,018	1,125,603
Total other operating expenses	2,961,784	1,897,845
Operating loss	$(6,558,906)	(3,023,448)
Interest expense	(3,474,344)	(1,178,311)
Gain on sale	1,067,540	-
Interest income	12,107	-
Other income	45,128	1,218
Net loss	$(8,908,475)	$(4,200,541)

Results of Operations for the Years Ended December 31, 2024 and 2023

Sales

During the year ended December 31, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $207,552. There were no sales for the year ended December 31, 2023. This increase in sales was due to the new lines of business entered into during 2024.

Payroll and Related Expenses

Payroll and related expenses for the year ended December 31, 2024 were $3,622,018 compared to $1,125,603 for the year ended December 31, 2023. This increase of $2,496,415 in expenses resulted primarily from stock-based compensation of $2,169,075 being recognized during the year ended December 31, 2024, as well as additional salaried employees during 2024.

Other Operating Expenses (General and administrative expenses and marketing and business development expenses)

Other operating expenses for the year ended December 31, 2024 were $2,961,784 compared to $1,897,845 for the year ended December 31, 2023. During the year ended December 31, 2023, these expenses were primarily allocated to us by SG Holdings and consisted of legal fees, professional fees, rent, office expenses, insurance and other general and administrative expenses. During the year ended December 31, 2024, these expenses were primarily professional and consulting fees. This increase of $1,063,939 in expenses is primarily attributable to an increase in legal fees, professional fees and other fees incurred in connection with operating as a public company.

Gain on Sale

During the year ended December 31, 2024, we recognized a gain in the amount of $1,067,540 which resulted from the sale of land.

Interest Expense

Interest expense for the year ended December 31, 2024 was $3,474,344 compared to $1,178,311 for the year ended December 31, 2023. This increase of $2,296,033 in interest expense is primarily attributable to an increase in the interest expense and amortization of debt issuance costs in connection with an increase in notes payable balances.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Our operations for the year ended December 31, 2024 and the year ended December 31, 2023 may not be indicative of our future operations.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the year ended December 31, 2024 we incurred a net loss of $8,908,475 as compared to a net loss of $4,200,541 for year ended December 31, 2023. We expect to incur increasing losses in the future when we commence development of the properties we own. As of December 31, 2024 and December 31, 2023, we had cash of $296,202 and $3,236, respectively. Prior to us becoming a public company, our operations were primarily been funded through advances from SG Holdings and we had been largely dependent upon SG Holdings for funding. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. We intend to finance Resource Group’s expansion from the proceeds of sales of our securities to Peak One, Arena Investors LP and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, we would likely be forced to delay, reduce, or terminate some or all of our operating activities. There is no guarantee we will be successful in raising capital outside of our current sources. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm includes an explanatory paragraph that our auditors have expressed substantial doubt that we will be able to continue as a going concern.

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

Peak One Private Placement. On November 30, 2023, we entered into a Securities Purchase Agreement with Peak One pursuant to which we issued, in a private placement offering an 8% convertible debenture in principal amount of $700,000 (the “First Debenture”) and a warrant to purchase up to 350,000 shares of our Common Stock. The First Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the offering, we paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Securities Purchase Agreement and issued an aggregate total of 100,000 shares of our restricted Common Stock as commitment shares. The Securities Purchase Agreement provided that a closing of a second tranche may occur subject to the mutual written agreement of Peak One and us and satisfaction of the closing conditions set forth in the Securities Purchase Agreement at any time after January 29, 2024, upon which we would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $500,000 for a purchase price of $450,000, representing an original issue discount of ten percent (10%).

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

The closing of the second tranche was consummated on February 16, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Second Debenture”) and a warrant to purchase up to 125,000 shares of the Company’s Common Stock. In connection with the closing of the second tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares.

The closing of the third tranche was consummated on March 20, 2024 and we issued an 8% convertible debenture in the principal amount of $250,000 (the “Third Debenture” and together with the First Debenture and the Second Debenture, the “Debentures”) and a warrant to purchase up to 125,000 shares of the Company’s Common Stock. In connection with the closing of the third tranche, we paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the third tranche and issued an aggregate total of 35,000 shares of our Common Stock as commitment shares.

The Debentures had a maturity date of twelve months from their date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The Debentures were convertible, at the option of the holder, at any time, into such number of shares of our Common Stock equal to the principal amount of the Debentures plus all accrued and unpaid interest at a conversion price equal to $2.14, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Debentures.

The Debentures were redeemable by us at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Debentures were outstanding, if we received cash proceeds of more than $1,500,000.00 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, we shall, within two (2) business days of our receipt of such proceeds, inform the holder of such receipt, following which the holder had the right in its sole discretion to require us to immediately apply up to 50% of all proceeds received by us (from any source except with respect to proceeds from the issuance of equity or debt to our officers and directors) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debentures.

The Debentures contained customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the Debentures to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Debentures, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The Debentures prohibited us from entering into a Variable Rate Transaction (as defined in the Debentures) until the Debentures are paid in full.

The Debentures were paid in full on August 12, 2024.

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

ELOC. On November 30, 2023, we also entered into an Equity Purchase Agreement with Peak One, pursuant to which we have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 in shares of our Common Stock in multiple tranches. Pursuant to the terms of the Equity Purchase Agreement, we issued 100,000 shares of our Common Stock as commitment shares. As of December 31, 2024, we have sold approximately 986,000 shares (49,300 as adjusted for the Stock Split) under the EP Agreement for gross proceeds of approximately $749,733.

Credit Agreement. On March 1, 2024, we entered into a Credit Agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide us with a Line of Credit up to the maximum amount of $250,000 from which we may draw down, at any time and from time to time, during the term of the Line of Credit. The initial “Maturity Date” of the Line of Credit is September 1, 2024 which was extended to June 1st, 2025. At any time prior to the Maturity Date, upon mutual written consent of us and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding bears interest at a Fixed Rate per annum equal to 12.0%. On the first day of each month, we will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon is due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, we issued 154,320 shares of the Company’s restricted common stock to Lender. On March 4, 2024, we drew down $60,000.00 from the Line of Credit.

ELOC

Arena Investors LP Debentures. On August 12, 2024, we entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”), related to a private placement offering (the “Arena Offering”) of up to five tranches of secured convertible debentures to Arena Investors in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for our common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and we issued to Arena Investors 10% original issue discount secured convertible debentures in principal amount of $1,388,888.75 (the “First Closing Arena Debentures”) and a warrant (the “First Closing Arena Warrants”) to purchase up to 1,299,242 shares of our common stock (64,962 as adjusted for the Stock Split). The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, we reimbursed Arena Investors $55,000 for its legal fees and expenses and placed $250,000 in escrow, to be released to us upon the First Registration Statement Effectiveness Date (as defined in the Purchase Agreement).

The First Closing Arena Debentures were to mature eighteen months from their date of issuance and bears interest at a rate of 0% per annum. The First Closing Arena Debentures were convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the First Closing Arena Debentures plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279 ($5.58 as adjusted for the Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.04854 ($0.9704 as adjusted for the Stock Split).

The First Closing Arena Warrants expire five years from its date of issuance. The First Closing Arena Warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 of shares of our common stock (64,962 as adjusted for the Stock Split) at an exercise price equal to $0.279 (the “Exercise Price”) ($5.58 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Closing Arena Warrants. The First Closing Arena Warrants provide for cashless exercise under certain circumstances.

We entered into a Registration Rights Agreement, dated August 12, 2024 (the “RRA”), with Arena Investors where we agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules The registration statement was declared effective on September 30, 2024.

Under the Arena Purchase Agreement, a closing of the second, third, fourth or fifth tranche together (the “Additional Tranches” may occur subject to the mutual written agreement of Arena Investors and us and satisfaction of the closing conditions set forth in the Purchase Agreement on the later (y) the fifth trading day following the First, Second, Third or Fourth Registration Statement Effectiveness Date (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the prior Arena Debenture issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the second, third, fourth or fifth closing on a different date, upon which we would issue and sell to Arena Investors on the same terms and conditions a second, third, fourth or fifth 10% original issue discount secured convertible debentures each in the principal amount of $2,222,222 (the “Additional Closing Arena Debentures”) and a warrant (the “Additional Closing Warrants”) to purchase a number of shares of our common stock equal to 20% of the total principal amount of the Additional Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the additional tranches, provided the additional Closings are also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of our common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed second Closing must be greater than $200,000, subject to a floor price.

The Additional Closing Arena Debentures would be sold to Arena Investors each for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with each closing of the additional tranches, the Company will enter into a registration rights agreement pursuant to which the Company will agree to register the maximum number of shares of the Company’s common stock issuable under the Second, Third, Fourth or Fifth Closing Debentures and the Second, Third, Fourth, or Fifth Closing Arena Warrants as shall be permitted with terms substantially similar as the terms provided in the RRA. We also has agreed to reimburse Arena Investors for its legal fees and expenses related to such each closing.

Without giving effect to the Exchange Cap discussed below, assuming we issued all of the Arena Debentures and converted accrued interest in full on each of the Debentures into its common stock at the floor price (assuming each of such Arena Debentures accrued interest for a period one year), approximately 232,912,128 shares of our common stock would be issuable upon conversion.

The Arena Purchase Agreement prohibits us from entering into a Variable Rate Transaction (other than the Arena ELOC described below) until such time as no Arena Debentures remain outstanding.

We entered into a Security Agreement, dated August 12, 2024 (the “Security Agreement”), with Arena Investors where we granted Arena Investors a security interest in all of its assets to secure the prompt payment, performance and discharge in full of all of our obligations under the Arena Debentures. In addition, each of the Company’s subsidiaries entered into a Guaranty Agreement, dated August 12, 2024 (the “Subsidiary Guaranty”), with Arena Investors pursuant to which they agreed to guarantee the prompt payment, performance and discharge in full of all of our obligations under the Arena Debentures.

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

Arena Investors ELOC

On August 12, 2024 , we also entered into an Purchase Agreement (the “Arena ELOC”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which we have the right, but not the obligation, to direct Arena Global to purchase up to $50,000,000.00 (the “Maximum Commitment Amount”) in shares of our common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the Arena ELOC, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. Further, under the Arena ELOC and subject to the Maximum Commitment Amount, we have the right, but not the obligation, to submit an Advance Notice (as defined in the Arena ELOC) from time to time to Arena Global calculated as follows: (a) if the Advance Notice is received by 8:30 a.m. Eastern Time. the lower of: (i) an amount equal to seventy percent (70%) of the average of the Daily Value Traded (as defined in the Arena ELOC) of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $20 million, (b) if the Advance Notice is received after 8:30 a.m. Eastern Time but prior to 10:30 a.m. Eastern Time, the lower of (i) an amount equal to forty percent (40%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $15 million, and (c) if the Advance Notice is received after 10:30 a.m. Eastern Time but prior to 12:30 p.m. Eastern Time, the lower of (i) an amount equal to twenty percent (20%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $10 million.

During the Commitment Period (as defined below), the purchase price to be paid by Arena Investors for the common stock under the EP Agreement will be 96% of the Market Price, defined as the daily volume weighted average price (VWAP) of our common stock, on the trading day commencing on the date of the Advance Notice. There is a per share floor price of $0.9704.

In connection with the Arena ELOC, we agreed, among other things, to issue to Arena Global, in two separate tranches, as a commitment fee, that number of shares of its restricted common stock (“Commitment Fee Shares”) equal to (i) with respect to the first tranche (“First Tranche”), 500,000 divided by the simple average of the daily VWAP of the common stock during the five trading days immediately preceding the effectiveness of the initial registration statement (the “Initial Registration Statement”) on which the Commitment Fee Shares are registered (the “First Tranche Price”), promptly the effectiveness of the Registration Statement (the “Initial Issuance”) and (ii) with respect to the second tranche (“Second Tranche”), 250,000 divided by the simple average of the daily VWAP of the Common Shares during the five trading days immediately preceding the three month anniversary (the “Anniversary”) of the effectiveness of the registration statement on which the Commitment Fee Shares are registered (the “Second Tranche Price”), promptly after the Anniversary.

The Commitment Fee Shares are subject to a true-up after each issuance pursuant to which we are obligated issue to Arena Global common stock having an aggregate dollar value equal to (i) with respect to the First Tranche, 500,000 based on the lower of (A) the First Tranche Price and (B) the lower of (a) the simple average of the three lowest daily intraday trade prices over the twenty trading days after (and not including) the date of effectiveness of the Initial Registration Statement and (b) the closing price on the twentieth trading day after the effectiveness of the Registration Statement, and (ii) with respect to the Second Tranche, 250,000 based on the lower of (A) the Second Tranche Price and (B) the lower of (a) the simple average of the three lowest daily intraday trade prices over the twenty trading days after (and not including) the Anniversary and (b) the closing price on the twentieth trading day after the Anniversary.

In connection with the Arena ELOC, we filed a registration statement registering the common stock issued or issuable to Arena Global under the Arena ELOC for resale with the SEC which was declared effective on [ ].

The obligation of Arena Global to purchase our common stock under the Arena ELOC begins on the date of the Arena ELOC, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the Arena ELOC equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by us (the “Commitment Period”). The Arena ELOC contains customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Arena Global represented to us, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and we will sell the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On August 30, 2024, we and Arena Global entered into an amendment (the “Amendment”) to the purchase agreement dated August 12, 2024 (as amended, the “ELOC Purchase Agreement).

The Amendment revises the manner in which our obligation to issue shares of our common stock, par value $0.001 per share (the “Common Stock”), to Arena Global as a commitment fee is determined. The Amendment provides that we issue or cause to be issued to Arena Global, in two separate tranches, that number of Common Stock equal to (i) with respect to the first tranche (the “First Tranche”): 925,000 shares of Common Stock together with a warrant to purchase 1,075,000 shares of Common Stock, at an exercise price of $0.01 per share, (the “Warrant Shares” and together with the 925,000 shares of Common Stock issued to Arena Global, the “Initial Commitment Fee Shares”) and (ii) with respect to the second tranche (“Second Tranche”), $250,000 divided by the simple average of the daily VWAP (as defined in the ELOC Purchase Agreement) of the Company’s Common Stock during the five (5) trading days immediately preceding the three month anniversary (the “Anniversary”) of the effectiveness of the registration statement on which the Initial Commitment Fee Shares are registered (the “Second Tranche Price”), promptly (but in no event later than one (1) trading day) after the Anniversary (the “Second Tranche Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, the “Commitment Fee Shares”).”

The Amendment also has a provision that provides for the issuance of additional shares of Common Stock as commitment fee shares in the event the value of the Initial Commitment Fee Shares is less than $500,000 measured during a specified period and the value of the Second Tranche Commitment Fee Shares is less than $250,000 measured during a specified period.

In addition, the Amendment adjusts our obligation related to registering the resale of shares of the Company’s Common Stock issued or issuable pursuant to the ELOC Purchase Agreement. The Amendment provides that we will (i) register the resale of the Initial Commitment Fee Shares as soon as practicable and (ii) prepare and file a registration statement registering the Common Stock issuable to Arena Global under the equity line pursuant to the ELOC Purchase Agreement and the Commitment Fee Shares (to the extent then outstanding or issuable pursuant to a then outstanding convertible security) for resale as soon as practicable following the earlier of (A) the Company filing an amendment to its amended and restated certificate of incorporation to increase the number of shares of Common Stock authorized for issuance, or (B) the Company effecting a reverse stock split of its Common Stock.

On September 19, 2024, we and Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (collectively, the “Arena Investors”) entered into a Global Amendment to 10% Original Issue Discount Secured Convertible Debentures (the “Amendment”). The Amendment amends the interest provision of the debentures issued on August 12, 2024 (the “First Closing Debentures”) to the Arena Investors. The First Closing Debentures were issued together with warrants (the “First Closing Warrants”) to purchase up to 1,299,242 shares of our common stock pursuant to a Securities Purchase Agreement, dated August 12, 2024 (the “SPA”) between us and the Arena Investors. The SPA related to a private placement offering of up to five secured convertible debentures to the Arena Investors in the aggregate principal amount of $10,277,777 together with warrants to purchase a number of shares of our common stock equal to 20% of the total principal amount of the Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the SPA) for our common stock during the ten consecutive trading day period preceding the respective closing dates.

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

The ELOC Agreement referenced above provides that we have the right, but not the obligation, to direct Arena Global to purchase up to $50.0 million in shares of our common stock. Pursuant to the ELOC Agreement, the Company issued 925,000 commitment shares together with a warrant  (the “Arena Global Warrant”) to purchase 1,075,000 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Commitment Fee Warrant Shares” and together with the 925,000 shares of Common Stock issued to Arena Global, the “Initial Commitment Fee Shares”).

On November 15, 2024, we and Arena Global entered into an amendment (the “Amendment”) to the purchase agreement dated August 12, 2024, as amended on August 30, 2024 (as amended, the “ELOC Purchase Agreement).

The Amendment accelerated the payment of the second tranche commitment shares and provided for the issuance to Arena Global of a pre-funded warrant to purchase 83,333 shares of our common stock (the “Second Tranche Commitment Fee Shares”) on November 15, 2024. The Amendment also has a provision that provides for the issuance of additional shares of our Common Stock as commitment fee shares in the event the value of the Second Tranche Commitment Fee Shares is less than $250,000 measured during a specified period.

Arena Investors Second Tranche

On October 25, 2024, we closed the second tranche of our private placement offering (the “Offering”) with Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (collectively, the “Arena Investors”) under a Securities Purchase Agreement, dated August 12, 2024, as amended on August 30, 2024 (the “Purchase Agreement”), between us and the Arena Investors, pursuant to which we issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Two Million Two Hundred Twenty-Two Thousand Two Hundred and Twenty-Two Dollars ($2,222,222) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 170,892 shares (the “Warrant Shares”) of our common stock, $0.001 par value per share (the “Common Stock”).

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

The Second Closing Warrants expire five years from their date of issuance. The Second Closing Warrants are exercisable, at the option of the holder, at any time, for up to 170,892 shares of our Common Stock at an exercise price equal to $3.476 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Second Closing Warrants provide for cashless exercise under certain circumstances.

We entered into a Registration Rights Agreement, dated October 25, 2024 (the “RRA”), with the Arena Investors where we agreed to file with the Securities and Exchange Commission (the “SEC”) an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the Second Closing Debentures and the Second Closing Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules and to use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “Second Registration Statement Effectiveness Date”, which is defined in the Purchase Agreement as the 30th calendar day following the Second Closing Date (or, in the event of a “full review” by the SEC, no later than the 120th calendar day following the Second Closing Date); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the Second Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

On October 31, 2024, we and the Arena Investors entered into a Global Amendment No. 2 (the “Amendment”) to the 10% Original Issue Discount Secured Convertible Debentures issued on August 12, 2024, as amended (the “First Closing Debentures”). Pursuant to the Amendment, the parties to the First Closing Debentures, in order to comply with Nasdaq rules, amended the First Closing Debentures to provide that the Floor Price was set at a fixed price subject to proportional adjustment for stock splits and deleted the prior language which allowed for the floor price to be reduced upon the written consent of the Company and the holder.

Cash Flow Summary

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net cash provided by (used in):
Operating activities	$(2,600,562)	$(4,548,393)
Investing activities	(718,547)	(81,819)
Financing activities	3,612,075	4,632,728
Net increase in cash and cash equivalents	$292,966	$2,516

Operating activities used net cash of $2,600,562 during the year ended December 31, 2024 and used net cash of $4,548,393 during the year ended December 31, 2023. Cash used in operating activities decreased by $1,947,831 due to an increase of net loss of $4,707,934, , offset by an increase of $2,997 of depreciation and amortization, increase of $1,699,756 in amortization of debt issuance cost, $2,169,075 of stock based compensation, $1,067,540 of a gain on sale, $297,871 worth of common stock for services, $513,871 common stock for debt and warrants, a decrease of $891,642 in prepaid asset ,$347,588 decrease in accounts payable and accrued expenses, and a decrease of $1,800,505 due to affiliates.

Investing activities used net cash of $718,547 during the year ended December 31, 2024 and $81,819 net cash during the year ended December 31, 2023 resulting in an increase in cash used of $636,728. This change results from $540,394 of property and equipment purchases, $153,593 cash used in asset acquisitions, $295,593 of intangible asset purchases, $403,738 from the proceeds of the sale of land, land acquired from our JV of $331,562, $231,562 of JV activity and $21,293 of project development costs for the year ended December 31, 2024 that we did not have for the year ended December 31, 2023 or were increased.

Cash provided from financing activities was $3,612,075 during the year ended December 31, 2024 and $4,632,728 during the year ended December 31, 2023. This change results from additional debt issuance costs of $2,083,938, proceeds from short-term notes payable of $313,108, repayment of short-term notes payable of $947,258, proceeds from the issuance of common stock of $750,719, proceeds from the issuance of common stock from prefunded warrants of $11,584.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

During the years ended December 31, 2024 and 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2024.

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

Project Development Costs – Project development costs are stated at cost. At December 31, 2024, our project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were ineffective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

●	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles;

●	provide reasonable assurance that receipts and expenditures are made only in accordance with authorizations of our management and board of directors (as appropriate); and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control — Integrated Framework by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment using this framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2024.

Material Weakness

During the course of the review of the Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our controls relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements. The company carried out adjustments to the financial statements as a result of the audits for 2024 and due to the number of adjustments the company’s internal controls over financial reporting were determined to be ineffective.

In order to remediate these material weaknesses, we added additional external consultants to assist in the preparation of our financial statements.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31 2024 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because Safe and Green Development Corporation is not an accelerated filer or a large accelerated filer, and it is not subject to the attestation requirement.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Arrangements

During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth information as of December 31, 2024 regarding the individuals who currently serve as executive officers of SG DevCo.

Name	Age	Position
David Villarreal	73	President and Chief Executive Officer
Nicolai Brune	27	Chief Financial Officer

Set forth below is biographical information about our executive officers identified above.

David Villarreal has served as the President and Chief Executive Officer of SG DevCo since February 3, 2023. Mr. Villarreal was appointed as a director of SG DevCo effective April 11, 2023 and has served as a director of SG Holdings from May 28, 2021 until October 22, 2024. Mr. Villarreal’s career spans over 40 years in various management, business and leadership capacities, beginning in 1977 when he served as Deputy Mayor and Senior Deputy Economic Development Advisor, under Mayor Tom Bradley in the City of Los Angeles. From August 2014 until March 2023, Mr. Villarreal served as the Chief Administrative Officer of affinity Partnerships, LLC, a Costco national mortgage services platform provider, with annual closed loan production of $8+ billion through a network of ten national mortgage lenders. From March 2011 to August 2014, he served as the President -Corporate Business Development, of Prime Source Mortgage, Inc. From September 2008 to September 2012, he served as a Consultant to the International Brotherhood of Teamsters.

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

Directors

Subject to the rights of holders of any series of our preferred stock with respect to the election of directors, our amended and restated certificate of incorporation provides for our Board of Directors to be divided into three classes. The directors designated as Class I directors have terms expiring at the 2027 annual meeting of stockholders, and each director nominee elected to succeed any such Class I director as a Class I director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The directors designated as Class II directors have terms expiring at the 2025 annual meeting of stockholders, and each director nominee elected to succeed any such Class II director as a Class II director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The directors designated as Class III directors have terms expiring at the 2026 annual meeting of stockholders, and each director nominee elected to succeed any such Class III director as a Class III director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal.

The following table sets forth information as of March __, 2025 regarding the individuals who currently serve on SG DevCo’s Board of Directors and who will continue to serve on our Board of Directors until their respective successors are duly elected and qualified, together with the class designation of each such director.

Name	Age	Class
Yaniv Blumenfeld	52	Class III
Paul Galvin	62	Class I
Peter G. DeMaria	62	Class III
John Scott Magrane, Jr.	78	Class II
Christopher Melton	53	Class I
Alyssa L. Richardson	35	Class III
Jeffrey Tweedy	62	Class I
David Villarreal	73	Class II

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

Paul M. Galvin was appointed as a director of SG DevCo upon its incorporation in February 2021. Mr. Galvin is a founder of SG Blocks, LLC, the predecessor entity of SG Holdings. He served as the Chief Executive Officer of SG Holdings from April 2009 until and as a director of SG Holdings since January 2007. Mr. Galvin’s employment agreement with SG Holdings as it Chief Executive Officer was not renewed and his employment ended with SG Holdings on December 31st, 2024. Mr. Galvin has been a managing member of TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company, since October 2007. Mr. Galvin brings over 30 years of experience developing and managing real estate, including residential condominiums, luxury sales and market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, where he served for over a decade in a leadership position. During that period, Mr. Galvin designed, developed and managed emergency food and shelter programs through New York City’s Human Resources Administration and other federal and state entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of a subsidiary of Yucaipa Investments, where he worked with religious institutions that needed to monetize underperforming assets. While there, he designed and managed systems that produced highest and best use analyses for hundreds of religious assets and used them to acquire and re-develop properties across the U.S. Mr. Galvin holds a Bachelor of Science in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University. He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare. Mr. Galvin previously served for 10 years on the Sisters of Charity Healthcare System Advisory Board and six years on the board of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award.

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

John Scott Magrane, Jr. was appointed as a director of SG DevCo effective April 11, 2023. Mr. Magrane is an investment banking professional with over thirty-five years of experience advising power-related enterprises, including utilities, independent power companies, rural electric cooperatives, governments and energy technology companies. Mr. Magrane currently serves as Vice Chairman at Coady Diemar Partners, LLC, a registered broker dealer and boutique investment bank which he founded that provides M&A, strategic and financial advisory, and private capital market services, and from March 2018 to July 2020, served as Chairman and CEO of the firm. From July 2021 until August 2023, Mr. Magrane served on the board of directors of Hydromer (HYDI Pink), global business-to-business (B2B) surface modification and coating solutions provider offering polymer research & development, and manufacturing services capabilities for a wide variety of applications. Prior to Coady Diemar Partners, LLC, from July 1987 to December 2001 Mr. Magrane was employed by Goldman Sachs & Co. where his responsibilities encompassed all manner of corporate finance and strategic advisory activities. While at Goldman, he started the firm’s Energy Technology effort. Mr. Magrane began his career and spent 10 years with Blyth, Eastman Dillon & Co. and Paine Webber where he specialized in energy and power project finance. Mr. Magrane earned his undergraduate degree in economics from The College of Wooster in 1970 and his MBA from The Wharton School of the University of Pennsylvania in 1973.

We selected Mr. Magrane to serve on our Board of Directors because he brings extensive knowledge of the investment banking and finance industry. Mr. Magrane’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his investment banking and finance activities.

Christopher Melton was appointed as a director of SG DevCo effective April 11, 2023 and has served as a director of SG Holdings since November 4, 2011. Mr. Melton is a licensed real estate salesperson in the States of South Carolina and Georgia and until June 2019 was a principal of Callegro Investments, LLC, a specialist land investor investing in the southeastern U.S., which he founded 2012. Since June 2019 he has served as a specialist Land Advisor with SVN International Corp. Mr. Melton also serves on several public and private boards, including JFB Construction Holdings since March 2025, Safety Shot Holdings, Inc. (formerly Jupiter Wellness, Inc.) since August 2019 and SRM Entertainment, Inc. since June 2023. From February 2018 until June 2019, he served as chief investment officer and analyst at TNT Capital Advisors, a capital advisory firm based in Florida. He also served as a sales agent as MSK Commercial Services, a commercial real estate company, from February 2018 to June 2019. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014. Mr. Melton earned a certificate in cybersecurity for managers from M.I.T. in 2021 and certificate in AI strategy from Cornell in 2023.

We selected Mr. Melton to serve on our Board of Directors because he brings extensive knowledge of the finance and the real estate industry. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his real estate investment and development activities.

Alyssa L. Richardson was appointed as a director of SG DevCo effective May 11, 2023. Ms. Richardson is an accomplished real estate executive and political strategist committed to improving economic opportunities and driving capital to under-resourced communities. Since September 2023 she has served as CEO of Develop South Carolina, LLC, a development and consulting firm founded by her which provides creative solutions for developing and financing community-impact projects across the state of South Carolina, with an emphasis on affordable and workforce housing. She is also of-counsel with the Wyche law firm, where she focuses on economic development and tax incentive law. Previously, Ms. Richardson served from January 2023 to September 2023 as CEO of Palmetto Community Developers, LLC and served from March 2020 to January 2023 as Deputy Chief of Staff and State Director to United States Senator Tim Scott. This role included legal counsel, policy recommendations, and on-the-ground advocacy in South Carolina and in Washington, D.C., with special attention to housing and economic development policy as it related to Senator Scott’s assignment on the Banking, Housing and Urban Affairs Committee. From October 2016 to February 2020, Ms. Richardson served as a federal prosecutor in Columbia, SC, for the Department of Justice. Her focus area was civil rights and public corruption, to include misuse of federal funds, tax fraud, and abuse of power. Ms. Richardson is a graduate of Harvard Law School. She also holds a summa cum laude economics degree from Furman University.

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

AUDIT COMMITTEE	Responsibilities

	●	Be directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors

	●	Pre-approve all audit and permitted non-audit services to be provided by the independent auditors

	●	Discuss with management and the independent auditors significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements

	●	Review with the independent auditors the matters required to be discussed by the applicable auditing standards adopted by the PCAOB and approved by the SEC from time to time

	●	Review and discuss the Company’s annual and quarterly financial statements with management and the independent auditors

	●	Review and discuss with management the Company’s earnings press releases

	●	Discuss Company policies and practices with respect to risk assessment and risk management

	●	Establish procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (ii) the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters

	●	Review related party transactions

	●	Each member of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement, and the Board of Directors has determined that Christopher Melton qualifies as an “audit committee financial expert” under applicable SEC rules.

COMPENSATION COMMITTEE	Responsibilities
	●	Annually determine and approve the CEO’s compensation, based upon an evaluation of the CEO’s performance in light of approved corporate goals and objectives

	●	Annually review and approve the compensation of the Company’s other executive officers

	●	Review and approve and, when appropriate, recommend to the Board of Directors for approval, incentive compensation plans and equity-based plans of the Company

●	Review and approve and, when appropriate, recommend to the Board of Directors for approval any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers

●	Review, approve and, when appropriate, recommend to the Board of Directors for approval, stock ownership guidelines and monitor compliance therewith

●	Review, approve and, when appropriate, recommend to the Board of Directors for approval, the creation or revision of any clawback policy and oversee the application thereof

●	Annually review the potential risk to the Company from its compensation policies and practices

●	Periodically review the compensation paid to non-employee directors for their service and make recommendations to the Board of Directors for any adjustments

NOMINATING AND	Responsibilities
GOVERNANCE
COMMITTEE	●	Periodically make recommendations to the Board of Directors regarding the size and composition of the Board of Directors

	●	Develop and recommend to the Board of Directors criteria for the selection of individuals to be considered as candidates for election to the Board of Directors

	●	Identify and screen individuals qualified to become members of the Board of Directors

	●	Review and make recommendations to the full Board whether members of the Board of Directors should stand for re-election

	●	Recommend to the Board of Directors director nominees to fill vacancies

	●	Recommend to the Board of Directors director nominees for stockholder approval at each annual or any special meeting of stockholders at which one or more directors are to be elected

	●	Make recommendations to the Board of Directors regarding Board of Directors committee memberships

	●	Develop and recommend to the Board of Directors a set of corporate governance guidelines and oversee the Company’s corporate governance practices

	●	Review the Company’s strategies, activities, and policies regarding ESG matters and make recommendations to the Board of Directors

	●	Oversee an annual evaluation of the Board of Directors and its committees

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports filed on the SEC’s EDGAR system, during the fiscal year ended December 31, 2024, as well as during prior periods which were unreported, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with other than as follows: Safe & Green Holdings Corp. filed a Form 4 on April 3, 2024 reporting one transaction; David Villarreal and Nicolai Brune each filed a Form 4 on October 7, 2024 reporting one transaction.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that is designed to promote compliance with federal and state securities laws and regulations, as well as the rules and regulations of Nasdaq. The Trading Policy provides our standards on trading and causing the trading of our securities while in possession of material non-public information. It prohibits trading in certain circumstances and applies to all of our directors, officers and employees as well as independent contractors or consultants. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers and to such persons’ family members who live in such persons’ households. The Trading Policy also requires us to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in our own securities.

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

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal year ended December 31, 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David Villarreal,	2024	$450,000	$28,125	$240,720	$1,000	$719,845
President and Chief Executive Officer(3)	2023	$275,000	$71,025	$1,131,000	$1,250	$1,478,275

Nicolai Brune,	2024	$302,000	$56,580	$113,280	$12,750	$484,880
Chief Financial Officer(3)	2023	$217,000	$55,875	$348,000	$1,250	$622,125

(1)	For 2024, the amounts reported are based on the closing price of the Company’s common stock at the time of grant. For 2023, the amounts reported are based on an assumed grant date value of $34.80, which was the closing price of the Company’s common stock on September 28, 2023, the day the Company’s common stock began trading on the Nasdaq Capital Market. As of December 31, 2023, no shares had been issued pursuant to such restricted stock units. The shares underlying such restricted stock units were issued in the first quarter of 2024. These amounts do not reflect actual payments made to our named executive officers. There can be no assurance that the assumed grant date fair value will ever be realized by any named executive officer. For further information on assumptions made in the valuation of stock awards, see “Note 2—Summary of Significant Accounting Policies” of the notes to our financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report.
(2)	For 2024 and 2023, all other compensation consisted of $1,250 in cell phone reimbursements.
(3)	Mr. Villarreal was appointed President and Chief Executive Officer on February 3, 2023. Mr. Brune was appointed Chief Financial Officer on February 14, 2023.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

David Villarreal

On February 3, 2023, we entered into an executive employment agreement (as amended, the “Villarreal Employment Agreement”) with David Villarreal to employ Mr. Villarreal as the Company’s President and Chief Executive Officer for an initial term of two (2) years, which provides for an annual base salary of $300,000, a discretionary bonus of up to 25% of his base salary upon achievement of objectives as may be determined by the Company’s Board of Directors and severance in the event of a termination without cause in amount equal to equal to one year’s annual base salary and benefits. On February 2, 2024, the Company entered into an employment agreement amendment with Mr. Villarreal to increase Mr. Villarreal’s annual base salary to $450,000, effective as of November 1, 2023. Pursuant to the terms of the employment agreement, subject to Board of Directors approval, we agreed to issue to Mr. Villarreal an RSU award under the Company’s 2023 Plan, as and when adopted, for 32,500 shares of the Company’s Common Stock. See “- RSUs – David Villarreal.” Mr. Villarreal is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions. Mr. Villarreal’s employment may be terminated by us in the event of death or disability; for cause (as defined in the Villarreal Employment Agreement) upon 10 day’s written notice, or without cause upon 30 days’ written notice. In the event of a termination for cause, Mr. Villarreal would be entitled to only his accrued salary and vacation time through the termination date. In the event of a termination for any reason other than for cause, Mr. Villarreal would be entitled to receive severance equal to one (1) year’s salary and benefits, including, among other things, accelerated vesting of RSU’s at the discretion of the Compensation Committee.

Nicolai Brune

On February 14, 2023, we entered into an executive employment agreement (as amended, the “Brune Employment Agreement”) with Nicolai Brune to employ Mr. Brune as the Company’s Chief Financial Officer for an initial term of two (2) years, which provides for an annual base salary of $250,000, a discretionary bonus of up to 20% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors and severance in the event of a termination without cause on or after June 30, 2023 in amount equal to equal to one year’s annual base salary and benefits. On February 2, 2024, the Company entered into an employment agreement amendment with Mr. Brune to increase Mr. Brune’s annual base salary to $302,000, effective as of November 1, 2023. Pursuant to the terms of the employment agreement, subject to Board of Directors approval, we agreed to issue to Mr. Brune an RSU award under the Company’s 2023 Plan, as and when adopted, for 10,000 shares of the Company’s Common Stock. See “- RSUs – Nicolai Brune.” Mr. Brune is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions. Mr. Brune’s employment may be terminated by us in the event of death or disability; for cause (as defined in the Brune Employment Agreement) upon 10 day’s written notice, or without cause upon 30 days’ written notice. In the event of a termination for cause, Mr. Brune would be entitled to only his accrued salary and vacation time through the termination date. In the event of a termination for any reason other than for cause, Mr. Brune would be entitled to receive severance equal to one (1) year’s salary and benefits.

Bonuses

David Villarreal

On September 15, 2023, the Compensation Committee approved the payment of a $42,900 cash bonus to Mr. Villarreal for his service to the Company in connection with the Separation and Distribution. In addition, on February 2, 2024, the Compensation Committee awarded Mr. Villarreal a cash bonus equal to three weeks of his annual salary, or $28,125, for his contribution to the Company during 2023, to be paid out at management’s discretion. This bonus was paid in two installments: the first on December 10, 2023, and the second on June 4, 2024

Nicolai Brune.

In June 2023, the Company paid Mr. Brune a discretionary cash bonus of $15,000. On September 15, 2023, the Compensation Committee approved the payment of a $22,000 cash bonus to Mr. Brune for his service to the Company in connection with the Separation and Distribution. In addition, on February 2, 2024, the Compensation Committee awarded Mr. Brune a cash bonus equal to three weeks of his annual salary, or $18,875, for his contribution to the Company during 2023, to be paid out at management’s discretion. This bonus was paid in two installments: the first on December 10, 2023, and the second on June 4, 2024Equity Awards

David Villarreal.

On April 11, 2023, we granted RSUs under the 2023 Plan to David Villarreal representing 32,500 shares of our Common Stock, vesting fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service (“Mr. Villarreal’s Initial RSU Grant”). On February 2, 2024, the Compensation Committee accelerated the vesting of the balance of Mr. Villarreal’s Initial RSU Grant.

On October 1, 2024, we granted RSUs under the 2023 Plan to David Villarreal representing 42,500 shares of our Common Stock, vesting twenty-five percent (25%) upon issuance, with the balance vesting in equal installments on each of December 31, 2024, March 30, 2025 and June 30, 2025.

Nicolai Brune.

On April 11, 2023, we granted RSUs under the 2023 Plan to Nicolai Brune representing 10,000 shares of our Common Stock, vesting fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service (“Mr. Brune’s Initial RSU Grant”). On February 2, 2024, the Compensation Committee accelerated the vesting of the balance of Mr. Brune’s Initial RSU Grant.

On October 1, 2024, we granted RSUs under the 2023 Plan to Nicolai Brune representing 10,000 shares of our Common Stock, vesting twenty-five percent (25%) upon issuance, with the balance vesting in equal installments on each of December 31, 2024, March 30, 2025 and June 30, 2025.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2024:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)
David Villarreal	21,250	$1,134,750
Nicolai Brune	10,000	$534,000

(1)	Represents restricted stock units which vest fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over eighteen (18) months.
(2)	Calculated by multiplying the closing price per share of the Company’s common stock on December 31, 2024, $2.67 by the number of shares.

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

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of Common Stock that may be issued under the 2023 Plan in connection with awards is 200,000 shares (as adjusted to reflect the Reverse Stock Split). In addition, the maximum number of shares of Common Stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of Common Stock equal to 4.5% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. The 2023 Plan imposes a limitation on the total number of shares of Common Stock with respect to which awards may be granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year of 50,000 shares (as adjusted to reflect the Reverse Stock Split).

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

Types of Awards

The following types of awards may be granted to participants under the 2023 Plan include: (i) incentive stock options, or ISOs; (ii) nonqualified stock options, or NQOs and together with ISOs, options, (iii) stock appreciation rights, (iv) restricted stock, or (v) restricted stock units.

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

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal policy on the timing of awards of options in relation to our disclosure of material nonpublic information. The Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by the Board and/or the Compensation Committee, and the exercise price of options is the closing market price of our Common Stock on the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

Director Compensation

Non-Employee Director Compensation 2024 Program

Our non-employee director compensation program is designed to provide competitive compensation necessary to attract and retain high quality outside directors and to encourage ownership of Company stock to further align their interests with those of our stockholders. For 2024, each director was given the option to select one of the following three compensation options quarterly (with payments to be made on or about April 1, 2024, July 1, 2024, October 1, 2024 and January 1, 2025):

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

Director Compensation Table for Fiscal 2024

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our Executive Chairman and each of our non-employee directors during the year ended December 31, 2024. Mr. Villarreal, our President and Chief Executive Officer, receives no compensation for his service as a director and is not included in the table below. The compensation arrangements for Mr. Villarreal are disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards(2)	Total
John Scott Magrane, Jr.	$80,000	$64,535	$144,535
Jeffrey Tweedy	$40,000	$56,090	$96,090
Peter DeMaria	$80,000	$64,535	$144,535
Paul Galvin (3)	$80,000	$56,090	$126,090
Alyssa Richardson	$40,000	$56,090	$96,090
Yaniv Blumenfeld	$80,000	$39,200	$119,200
Christopher Melton	$80,000	$64,535	$114,535

(1)	The amounts reported in this column represent the prorated portions paid or accrued in 2024 of: the annual cash retainer of $80,000 for serving on our board of directors, and cash retainers of $5,000 for serving as chair of our Audit Committee (in the case of Mr. Melton), $5,000 for serving as chair of our Compensation Committee (in the case of Mr. Magrane), $5,000 for serving as chair of our Nominating and Corporate Governance Committee (in the case of Mr. Tweedy) and $5,000 for serving as our Lead Director (in the case of Mr. Melton).
(2)	The amounts reported are based on the closing price of the Company’s common stock on the date of grant. These amounts do not reflect actual payments made to our directors. There can be no assurance that the assumed grant date fair value will ever be realized by any director.
(3)	Mr. Galvin resigned from his position as a director of the Company on December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March [●], 2025 by: (i) each current director, (ii) each named executive officer, (iii) each person who we know to be the beneficial owner of more than 5% of our common stock, and (iv) all current directors and executive officers as a group. As of the March [●], 2025, 14,351,248 shares of our common stock were outstanding. The persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Safe and Green Development Corporation, 100 Biscayne Blvd., Floor 12, Suite 1201, Miami, Florida 33132.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)
David Villarreal	459,146	3.2%
Nicolai Brune	167,472	1.2%

John Scott Magrane	52,500	*
Jeffrey Tweedy	52,500	*
Alyssa Richardson	52,500	*
Peter DeMaria	52,500	*
Christopher Melton	68,568	*
Yaniv Blumenfeld	73,219	*
All current executive officers and directors as a group (8 persons)	1,840,368	12.8%

5% Stockholders other than executive officers and directors
Safe & Green Holdings Corp.	6,353,508	44.3%
Arena Investors, LP and affiliated entities(2)	131,406	7.3%

*	Represents beneficial ownership of less than one percent.
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Shares of common stock currently issuable or issuable within 60 days of March [●], 2025 upon the vesting of restricted stock units are deemed to be outstanding in computing the beneficial ownership and percentage of beneficial ownership of the person holding such securities, but they are not deemed to be outstanding in computing the percentage of beneficial ownership of any other person. Beneficial ownership does not include restricted stock units which have not vested as of, and will not vest within 60 days of, the record date. Beneficial ownership may be disclaimed as to certain of the securities.

 (2) Information was derived from a Schedule 13G filing with the SEC filed on February 27, 2025 by Arena Investors LP, (the “Investment Manager”), who serves as investment manager to the Arena Funds (as defined below) and as subadvisor to Arena Global (as defined below); (ii) Arena Investors GP, LLC, who serves as the general partner of the Investment Manager (the “IM General Partner”); (iii) Arena Business Solutions Global SPC II, LTD. (“Arena Global”); (iv) Arena Special Opportunities (Offshore) Master, LP (“ASOFM”); (v) Arena Special Opportunities Fund (Offshore) II GP, LP, who serves as the general partner of ASOFM (the “ASOFM General Partner”); (vi) Arena Special Opportunities Fund, LP (“ASOF”); (vii) Arena Special Opportunities Fund (Onshore) GP, LLC, who serves as the general partner of ASOF (the “ASOF General Partner”); (viii) Arena Special Opportunities Partners II, LP (“ASOPII”); (ix) Arena Special Opportunities Partners (Onshore) GP II, LLC, who serves as the general partner of ASOPII (the “ASOPII General Partner”); (x) Arena Special Opportunities Partners III, LP (“ASOPIII”; and collectively with ASOFM, ASOF and ASOPII, the “Arena Funds”); and (xi) Arena Special Opportunities Partners III GP, LLC , who serves as the general partner of ASOPIII (the “ASOPIII General Partner”); The Arena Funds and Arena Global directly beneficially own the Common Stock reported above. The Investment Manager and the IM General Partner may be deemed to beneficially own the Common Stock directly beneficially owned by the Arena Funds and Arena Global. The ASOFM General Partner may be deemed to beneficially own the Common Stock directly beneficially owned by ASOFM. The ASOF General Partner may be deemed to beneficially own the Common Stock directly beneficially owned by ASOF. The ASOPII General Partner may be deemed to beneficially own the Common Stock directly beneficially owned by ASOPII. The ASOPIII General Partner may be deemed to beneficially own the Common Stock directly beneficially owned by ASOPIII. The principal business office of Arena Investors LP and its affiliated entities is 2500 Westchester Avenue, Suite 41, Purchase, New York 10577.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2024:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a)(1)	Weighted- Average Exercise Price of Outstanding Options (b)		Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c)(2)
Equity compensation plans approved by security holders	1,831,250	$	N/A	2,168,750
Equity compensation plans not approved by security holders	-		-	-
Total	1,831,250	$	N/A	2,168,750

(1)	Includes 1,831,250 shares issuable upon the vesting of restricted stock units outstanding under the 2023 Plan.

(2)	The maximum number of shares of Common Stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of Common Stock equal to 4.5% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. On January 1, 2025, [•] shares of the Company’s common stock were added to the 2023 Plan pursuant to the provisions described above.

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

As of December 31, 2024, $1,720,844 was due from SG Holdings for advances made by the Company. As of December 31, 2023, the Company did not believe there was certainty in the collectability of the advances we have made to SG Holdings and therefore recorded a reserve against the $1,720,844, which is included in additional paid-in capital. On January 29, 2025, we entered into a mutual release and discharge agreement (the “Mutual Release”) with SG Holdings pursuant to us forgiving and releasing from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,322.95 and in respect of $815,522 of inter-company advances from us to SG Holdings (which amounts had been written off of our balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of inter-company debt owed to SG Holdings by us and for SG Holdings transferring 276,425 shares (the “Shares”) of our Common Stock owned by SG Holdings to us. SG Holdings has agreed to return the Shares to the Company within 48 hours. The Company currently plans to hold the Shares in its treasury. As a result of this agreement, SG Holdings will no longer be a stockholder of the Company.

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

In consideration for such services, we pay fees to SG Holdings for the services provided, and those fees are generally in amounts intended to allow SG Holdings to recover all of its direct and indirect costs incurred in providing those services. SG Holdings charges us a fee for services performed by (i) its employees which is a percentage of each employee’s base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. We also pay SG Holdings for general and administrative expenses incurred by SG Holdings attributable to both the operation of SG Holdings (other than the provision of the services performed by SG Holdings’ employees) and the provision of the shared services, including but not limited to information technology, data subscription and corporate overhead expenses, the portion of such costs and expenses that are attributable to the provision of the shared services, as reasonably determined by SG Holdings. The personnel performing services under the shared services agreement are employees and/or independent contractors of SG Holdings and are not under our direction or control. As such, conflicts of interest may arise in connection with to the performance of the services by SG Holdings personnel and the allocation of priority to the services requested by us. We also reimburse SG Holdings for direct out-of-pocket costs incurred by SG Holdings for third party services provided to us. During the years ended December 31, 2024 and 2023, the fees we paid under the shared services agreement amounted to $0 and $180,000, respectively. We expect to terminate the shared services agreement in the second quarter of 2025.

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

Fabrication Agreement

On December 2, 2022, we entered into the Fabrication Agreement with SG Echo for the fabrication of approximately 800 multifamily market rate rental units, equal to approximately 800,000 square feet of new modular buildings to be located at the McLean site (the “Project”). The Fabrication Agreement provided that SG Echo would be paid a fee equal to 15% of the cost of the Project. The Project would be fabricated in Phases of 100 to 150 units per phase, with the schedule of the phasing to be determined in our sole discretion. The terms of payment were as follows: (i) down payment of 30% upon release of project for fabrication; (ii) stage payment of 65% upon completion of fabrication, testing and inspection of each unit as it leaves the facility; and (iii) final payment of 5% upon completion of installation on site, including acceptance of punch list items, startup of equipment and City of Durant inspection. Notwithstanding the foregoing, we were entitled to withhold 10%, as retainage, from the payment otherwise due, to be reduced to 5% after field install is watertight and 2.5% after all punch list items have been complete. The Fabrication Agreement could be terminated for cause by either party upon 30-days written notice to the other party, subject to each party’s right to cure a default or breach, except for fraud or bad faith. In the event of termination, SG Echo would be entitled to be paid for all services rendered through the date of termination. In the event the termination by us is without cause, we would also pay any expenses incurred as a result of the termination (including without limitation supplier and vendor cancellation fees, restocking fees, subcontractor termination or cancellation fees, or other similar termination costs), plus a 15% markup as compensation for SG Echo’s anticipated profit on the value of services not performed by SG Echo. In connection with the entry into the Master Purchase Agreement, on December 18, 2023, the Company and SG Echo terminated that certain Fabrication Agreement, dated December 2, 2022, between the parties relating to the McLean mixed-use site. [During the year ended December 31, 2023, we did not pay any fees under the Fabrication Agreement.

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

Item 14. Principal Accountant Fees and Services.

Change in Certifying Accountant

The Board of Directors of the Company, through its Audit Committee, conducted a competitive process to determine the Company’s independent registered public accounting firm commencing with the audit of the Company’s books and financial records for the year ending December 31, 2024. The Audit Committee invited several independent registered public accounting firms to participate in this process.

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

Independent Registered Public Accounting Firm Fees

Aggregate fees for professional services rendered by our independent registered public accounting firms to us as of and for the fiscal years ended December 31, 2024 and December 31, 2023 are set forth in the tables below:

Services Rendered(a)	2024	2023
Audit fees	$96,966	$169,664
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Totals	$96,966	$169,664

(a)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

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

(a)(1) INDEX TO 2024 CONSOLIDATED FINANCIAL STATEMENTS:

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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

2.2	Asset Purchase Agreement, dated May 7, 2024, by and between the Company and Dr. Axely Congress (incorporated herein by reference to Exhibit 2.1 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024 (File No. 001-41581)).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2024 (File No. 001-41581))

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2024 (File No. 001-41581))

4.1	Debenture, dated November 30, 2023, in the principal amount of $700,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

4.2	Warrant, dated November 30, 2023 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

4.3	Debenture, dated February 15, 2024 in the principal amount of $250,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

4.4	Warrant, dated February 15, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

4.5*	Description of Securities

4.6	Debenture, dated March 21, 2024 in the principal amount of $250,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 25, 2024 (File No. 001-41581)).

4.7	Warrant, dated March 21, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 25, 2024 (File No. 001-41581)).

4.8	Debenture, dated April 29, 2024, in the principal amount of $350,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

4.9	Warrant, dated April 29, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

4.10	Debenture, dated May 23, 2024, in the principal amount of $350,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).

4.11	Warrant, dated May 23, 2024 in the principal amount of $350,000 (incorporated by reference Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581))

4.12	Form of Debenture dated August 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

4.13	Form of Warrant, dated August 12, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

4.14	Form of Warrant to Arena Business Solutions Global SPC II Ltd (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed by the Registrant with the Securities and Exchange Commission on August 30, 2024, File No. 333-281889)

4.15	Global Amendment to 10% Original Issue Discount Secured Convertible Debentures (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on September 20, 2024, File No. 333-281889)

4.16	Form of Debenture dated October 25, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

4.17	Form of Warrant dated October 25, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

4.18	Global Amendment No. 2 to 10% Original Issue Discount Secured Convertible Debentures dated October 31, 2024 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

10.1	Shared Services Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

10.2	Tax Matters Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).

10.3	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.3 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.4	Fabrication Agreement by and between SG Echo, LLC and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on December 23, 2022 (File No. 001-41581) ).

10.5+	Form of 2023 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.6	Renewal & Extension of Real Estate Note and Lien between the Registrant and Weinritter Realty, LP (incorporated herein by reference to Exhibit 10.6 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.7	Second Lien Deed of Trust between the Registrant and Weinritter Realty, LP (incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.8	Promissory Note between the Registrant and Palermo Lender LLC (incorporated herein by reference to Exhibit 10.8 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.9	Promissory Note between the Registrant and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.9 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.10	Operating Agreement of JDI Cumberland Inlet, LLC (incorporated herein by reference to Exhibit 10.10 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.11	Amended and Restated Operating Agreement of Norman Berry II Owners, LLC (incorporated herein by reference to Exhibit 10.11 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.12+	Employment Agreement, dated February 3, 2023, with David Villarreal (incorporated herein by reference to Exhibit 10.12 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581) ).

10.13+	Employment Agreement, dated February 14, 2023, with Nicolai Brune (incorporated herein by reference to Exhibit 10.13 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.14	Loan Agreement, dated March 30, 2023, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.14 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.15	Promissory Note, issued by LV Peninsula Holding LLC, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.15 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.16	Deed of Trust and Security Agreement, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.16 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.17	Assignment of Contract Rights, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.17 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.18	Mortgage, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.18 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.19	Guaranty, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.19 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).

10.20	Loan Agreement, dated as of June 16, 2023, between Registrant and BCV S&G DevCorp (incorporated herein by reference to Exhibit 10.20 to the Amendment No. 4 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on June 30, 2023 (File No. 001-41581)).

10.21	Escrow Agreement, dated as of June 21, 2023, among Registrant, Bridgeline Capital Partners S.A, acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated herein by reference to Exhibit 10.21 to the Amendment No. 4 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on June 30, 2023 (File No. 001-41581)).

10.22	Note Cancellation Agreement, effective as of July 1, 2023, by and between Safe & Green Holdings Corp. and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.22 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).

10.23	Promissory Note, in the principal amount of $908,322.95, in favor of Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.23 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).

10.24	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.24 to the Amendment No. 7 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-41581)).

10.25+	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.25 to the Amendment No. 7 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-41581)).

10.26	Amendment No. 2 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.26 to the Amendment No. 8 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-41581)).

10.27	Consulting Agreement between the Company and William Rogers entered into as of October 20, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-41581)).

10.28	Securities Purchase Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.29	Registration Rights Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.30	Equity Purchase Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.31	Registration Rights Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).

10.32	Contribution Agreement between LV Peninsula Holding LLC and Preserve Acquisitions, LLC entered into as of November 28, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 4, 2023 (File No. 001-41581)).

10.33	Master Purchase Agreement, dated December 17, 2023, by and between SG Echo LLC and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2023 (File No. 001-41581))

10.34	Agreement of Sale between Safe and Green Development Corporation and Pigmental, LLC, dated January 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).

10.35+	Amendment to Employment Agreement by and between the Company and David Villarreal dated February 2, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).

10.36+	Amendment to Employment Agreement by and between the Company and Nicolai Brune dated February 2, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).

10.37	Membership Interests Purchase Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, the members of Majestic World Holdings LLC listed therein, Majestic World Holdings LLC and Sellers Representative (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).

10.38	Side Letter Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, Majestic World Holdings LLC and Sellers Representative (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).

10.39^	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).

10.40	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

10.41	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).

10.42	Credit Agreement Dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 11, 2024 (File No. 001-41581)).

10.43	Employment Agreement by and between Derek Villarreal and the Company (incorporated herein by reference to Exhibit 10.42 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).

10.44	Consulting Agreement by and between Marc Brune and the Company (incorporated herein by reference to Exhibit 10.43 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).

10.45	Extension Agreement, effective April 1, 2024, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581)).

10.46	Loan Agreement, dated April 3, 2024, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.47	Promissory Note, issued by LV Peninsula Holding LLC, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.48	Deed of Trust and Security Agreement, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.49	Modification to Real Estate Mortgage, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.50	Guaranty, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.51	Amendment to Real Estate Sales Contract, dated as of April 29, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 1, 2024 (File No. 001-41581))

10.52	Commercial Contract between Safe and Green Development Corporation and Lithe Development Inc. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 1, 2024 (File No. 001-41581))

10.53	Securities Purchase Agreement, dated April 29, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

10.54	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).

10.55	Amendment to Real Estate Sales Contract, dated as of May 17, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2024 (File No. 001-41581)).

10.56	Amendment No. 1 to Securities Purchase Agreement, dated May 22, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).

10.57	Amendment No. 1 to Registration Rights Agreement, dated May 22, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).

10.58	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of July 18, 2024 (incorporated by reference to Exhibit 10.14 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.59	Joint Venture Agreement dated July 23, 2024 between Safe and Green Development Corporation and Milk & Honey LLC (Sugar Phase I LLC) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 29, 2024, File No. 001-41581)

10.60	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of July 25, 2024 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.61	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of August 8th, 2024 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.62^	Securities Purchase Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.63	Registration Rights Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.64	Security Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.65	Guaranty, dated August 12, 2024 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.66	Purchase Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.67	Amendment to Purchase Agreement, dated August 30, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2024, File No. 001-41581)

10.68^	Joint Venture Agreement, dated September 2, 2024, (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2024, File No. 001-41581)

10.69^	Joint Venture Agreement dated October 2, 2024 between Safe and Green Development Corporation and Properties by Milk & Honey LLC (Hacienda Oliva Phase II LLC) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 7, 2024, File No. 001-41581)

10.70	Modification Agreement, effective October 2, 2024 between SGB Development Corp. and Palermo Lender LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 18, 2024, File No. 001-41581)

10.71	Credit Extension Agreement, effective as of October 21, 2024, between Safe and Green Development Corporation and Bryan Leighton Revocable Trust dated 13 December 2023 (incorporated by reference to Exhibit 10.14 of the Current Report on Form 10-Q filed with the Securities and Exchange Commissions on November 14, 2024 (File No. 001-41581))

10.72	Registration Rights Agreement dated October 25, 2024, (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

10.73^	Amendment to the Membership Interest Purchase Agreement, dated November 4, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 5, 2024, File No. 001-41581)

10.74	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Properties by Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Sugar Phase I LLC dated July 23, 2024) (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2024, File No. 001-41581)

10.75	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Pulga Internacional LLC dated September 2, 2024) (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2024, File No. 001-41581)

10.76	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Hacienda Olivia Phase II dated September 24, 2024) (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2024, File No. 001-41581)

10.77	Amendment to Purchase Agreement, dated November 15, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 15, 2024, File No. 001-41581)

10.78	Promissory Note issued by Pigmental, LLC, dated November 15, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 21, 2024, File No. 001-41581)

10.79	Amendment to Real Estate Sales Contract with Pigmental Studios dated November 13, 2024 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 21, 2024, File No. 001-41581)

10.80	Joint Venture Agreement, dated November 18, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2024 (File No. 001-41581))

10.81	Joint Venture Agreement, dated November 18, 2024 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2024 (File No. 001-41581))

10.82^	Loan Agreement, dated January 16, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 22, 2025 (File No. 001-41581))

10.83	Unconditional Guaranty, dated January 16, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 22, 2025 (File No. 001-41581))

10.84	Indemnity Agreement, dated January 16, 2025 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 22, 2025 (File No. 001-41581))

10.85	Mutual Release and Discharge, dated January 29, 2025, between Safe and Green Development Corporation and Safe & Green Holdings Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 3, 2025 (File No. 001-41581))

10.86	Commercial Contract between LV Peninsula Holding, LLC and Lithe Development Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 5, 2025 (File No. 001-41581))

10.87	Amendment to Operating Agreement, by and between the Company and Jacoby Development Inc., dated February 11, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 12, 2025 (File No. 001-41581))

10.88	Forced Sale Agreement, by and between the Company and Jacoby Development Inc., dated February 11, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 12, 2025 (File No. 001-41581))

10.89^	Membership Interest Purchase Agreement, dated February 25, 2025, by and among Safe and Green Development Corporation, Resource Group US Holdings LLC and the members of Resource Group (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2025 (File No. 001-41581))

10.90	Buyout Agreement, by and between Safe and Green Development Corporation and Properties by Milk & Honey LLC, dated March 6, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 11, 2025 (File No. 001-41581))

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, M&K CPAS PLLC

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
^	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE AND GREEN DEVELOPMENT CORPORATION

By:	/s/ David Villarreal
David Villarreal
Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2025

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints David Villarreal and/or Nicolai Brune, as his or her attorney-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Person	Capacity	Date

/s/ David Villarreal	Chief Executive Officer and Director	March 31, 2025
David Villarreal	(Principal Executive Officer)

/s/ Nicolai Brune	Chief Financial Officer	March 31, 2025
Nicolai Brune	(Principal Financial and Accounting Officer)

	Director	March 31, 2025
Yaniv Blumenfeld

/s/ Paul Galvin	Chairman	March 31, 2025
Paul Galvin

/s/ Peter G. DeMaria	Director	March 31, 2025
Peter G. DeMaria

/s/ John Scott Magrane, Jr.	Director	March 31, 2025
John Scott Magrane, Jr.

/s/ Christopher Melton	Director	March 31, 2025
Christopher Melton

/s/ Allyssa L. Richardson	Director	March 31, 2025
Alyssa L. Richardson

/s/ Jeffrey Tweedy	Director	March 31, 2025
Jeffrey Tweedy

SAFE AND GREEN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Safe and Green Development Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Safe and Green Development Corporation (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

March 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Safe and Green Development Corporation

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$296,202	$3,236
Prepaid assets and other current assets	547,296	231,989
Notes receivable	960,672	-
Current Assets	1,804,170	235,225

Assets held for sale	4,400,361	4,400,361
Land	1,225,347	1,190,655
Property and equipment, net	546,756	3,569
Project development costs and other non-current assets	96,239	65,339
Equity-based investments	3,642,607	3,642,607
Intangible assets, net	1,038,312	22,210
Total Assets	$12,753,792	$9,559,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,301,276	$601,292
Due to affiliates	399,660	260,000
Short-term notes payable, net	8,699,721	6,810,897
Total current liabilities	10,400,657	7,672,189

Long-term notes payable, net	1,499,957	-
Total liabilities	11,900,614	7,672,189

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,486,872 issued and outstanding as of December 31, 2024 and 510,000 shares authorized, issued and outstanding as of December 31, 2023	1,487	510
Additional paid-in capital	16,659,151	9,017,814
Accumulated deficit	(16,039,022)	(7,130,547)
Non-controlling interest	231,562	-
Total stockholders’ equity	853,178	1,887,777
Total Liabilities and Stockholders’ Equity	$12,753,792	$9,559,966

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation

Consolidated Statements of Operations

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Revenue:
Sales	$207,552	$-
Total	207,552	-

Cost of revenue:
Commissions	182,656	-
Total	182,656	-

Gross profit	24,896	-

Operating expenses:
Payroll and related expenses	$3,622,018	$1,125,603
General and administrative expenses	2,489,475	1,771,389
Marketing and business development expense	472,309	126,456
Total	6,583,802	3,023,448
Operating loss	(6,558,906)	(3,023,448)

Other expense:
Interest expense	(3,474,344)	(1,178,311)
Gain on sale of land	1,067,540	-
Interest income	12,107	-
Other income	45,128	1,218
	(2,349,569)	(1,177,093)
Net loss	$(8,908,475)	$(4,200,541)
Net loss per share
Basic and diluted	$(9.78)	$(28.65)

Weighted average shares outstanding:
Basic and diluted	910,476	146,628

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation

Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Non-	Total Stockholder’s
	Shares	Amount	Capital	Deficit	controlling	Equity
Balance at January 1, 2023	50	$-	$5,095,346	$(2,930,006)	-	$2,165,340
Issuance of common stock	499,950	500	(500)	-	-	-
Capital contributions	-	-	959,384	-	-	959,384
Forgiveness of due to affiliate	-	-	2,279,156	-	-	2,279,156
Issuance of common stock for notes payable debt discount and commitment fees	10,000	10	684,428	-	-	684,428
Net loss	-	-	-	(4,200,541)	-	(4,200,541)
Balance at December 31, 2023	510,000	$510	$9,017,814	$(7,130,547)	-	$1,887,777
					-
Balance at January 1 , 2024	510,000	$510	$9,017,814	$(7,130,547)	-	$1,887,777
Share adjustment	(67)	-	-	-	-	-
Conversion of notes payable and accrued interest	500,501	501	2,675,455	-	-	2,675,956
Issuance of common stock from EP agreement	49,300	49	750,670	-	-	750,719
Issuance of stock for debt and warrant issuance	65,466	65	1,198,244	-	-	1,198,309
Issuance of stock for services	45,174	45	297,826	-	-	297,871
Issuance of common stock from restricted stock units	91,138	91	2,168,984	-	-	2,169,075
Cashless warrant exercise	50,976	51	(51)	-	-	-
Issuance of common stock - exercise of prefunded warrant	53,750	54	11,530	-	-	11,584
Issuance of common stock - commitment shares	85,634	86	(86)	-	-	-
Issuance of stock for purchase of Majestic	25,000	25	434,975	-	-	435,000
Issuance of stock for purchase of MVONIA	10,000	10	103,790	-	-	103,800
Contribution of land			-		231,562	231,562
Net loss	-	-	-	(8,908,475)	-	(8,908,475)
Balance at December 31, 2024	1,486,872	$1,487	$16,659,151	$(16,039,022)	231,562	$853,178

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(8,908,475)	$(4,200,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,012	236
Amortization of intangible assets	2,221	-
Amortization of debt issuance costs	2,189,008	489,252
Stock based compensation	2,169,075	-
Gain on sale of land	(1,067,540)	-
Common stock for debt discount and commitment fees	1,198,309	684,438
Common stock for services	297,871	-
Changes in operating assets and liabilities:
Prepaid asset and other current assets	684,693	(206,949)
Due from affiliates	139,660	(1,660,845)
Accounts payable and accrued expenses	693,604	346,016
Net cash used in operating activities	(2,600,562)	(4,548,393)

Cash flows from investing activities:
Assets held for sale	-	(3,535)
Cash used in asset acquisitions	(153,593)	-
Intangible assets	(293,593)	(22,210)
Purchase of property and equipment	(544,199)	(3,805)
Proceeds from sale of land	403,738	-
Joint venture activity	231,562	-
Land acquired from JV	(331,562)	-
Additions to project development costs	(30,900)	(9,607)
Equity-based investments	-	(42,662)
Net cash used in investing activities	(718,547)	(81,819)

Cash flows from financing activities:
Debt issuance costs paid	(2,525,763)	(441,825)
Proceeds from short-term notes payable, net of debt issuance costs	6,928,277	6,615,169
Repayment of short-term note payable	(1,552,742)	(2,500,000)
Issuance of common stock from EP	750,719	-
Issuance of common stock – prefunded warrants	11,584	-
Contributions	-	959,384
Net cash provided by financing activities	3,612,075	4,632,728
Net change in cash	292,966	2,516
Cash – beginning of period	3,236	720
Cash – end of period	$296,202	$3,236

Supplemental disclosure of non-cash operating activities:
Prepaid interest held back from proceeds from short-term notes payable	$1,000,000	$675,000
Forgiveness of due from affiliate	$-	$2,279,156
Conversion of notes payable	$2,675,955	$-
Intangible assets acquired in asset acquisition	$103,800	$-
Assets and liabilities acquired in asset acquisition:
Intangible assets	$620,930	$-
Accounts payable and accrued expenses	$32,337	$-

The accompanying notes are an integral part of these financial statements.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

1.	Description of Business

Safe and Green Development Corporation (the “Company” or “SG DevCo”), previously known as SGB Development Corp., a Delaware corporation, was incorporated on February 17, 2021. The Company was formed in 2021 for the purposes of real property development using purpose-built, prefabricated modules built from both wood and steel. The Company’s current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. We are focused on increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and/or single-family housing. Our business model is flexible and we anticipate developing properties on our own and also through joint ventures in which we partner with third-party equity investors or other developers. To date, we have generated minimal revenue and our activities have consisted mostly of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed, entered into three joint ventures with the intention of developing properties in the Texas market and have invested in real-estate related AI assets and entities. In January 2024, we announced that we would strategically look to monetize our real estate holdings by identifying markets where our land may have increased in value, as demonstrated by third-party appraisals. In connection with this strategy, we have entered into agreements to sell our two of our properties. During the year ended December 31, 2024, the Company entered into joint venture agreements with Milk & Honey LLC (“Milk & Honey”), for the purpose of establishing two joint ventures to be conducted under the names of Sugar Phase I LLC (“Sugar Phase”) and Pulga Internacional LLC (“Pulga”), together the (“JV Agreements”). The purpose of the joint ventures are to develop single family homes and an eco-friendly retail outlet in Texas.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

1.	Description of Business (cont.)

Reverse Stock Split

On October 8, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report on Form 10-K for the year ended December 31, 2024 have been adjusted to reflect the reverse stock split effected in October 2024.

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

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated to date resulted from commissions related to residential real estate purchases and sales transactions, as well as the sale of land held. For commissions revenue, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time.

For the sale of land, the Company applies recognize of revenue when the customer obtained control of the asset, which is also at a point in time.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

On November 13th, 2024 the Company entered into an amendment to the Agreement of Sale (the “Second Amendment”) for its St. Mary’s Site (as defined below) that amended the closing date to November 15th, 2024 and increased the purchase price to $1,400,000 payable $439,328 in cash and $960,672 by the issuance of a promissory note to the Company. Such amount is recorded as note receivable on the accompanying consolidated balance sheet. The promissory note will bear 10% interest per annum, provide for monthly interest payments and mature on March 15th, 2025 with the option to extend up to three times by paying $10,000 for each extension. Each extension period is 30 days. In connection with this sale, the Company recorded a gain in the amount of $1,067,540.

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

Pursuant to the Sugar Phase JV, as amended, the Company has agreed to contribute capital in the amount of $100,000 to the Sugar Phase JV to be used for the development and construction of single-family homes on land, with an estimated appraisal value of $317,500, contributed by Milk & Honey, to the Sugar Phase JV. The Joint Venturers will make such other capital contributions required to enable the Sugar Phase JV to carry out its purposes as set forth in the Sugar Phase JV as the Joint Venturers may mutually agree upon. The Joint Venturers shall arrange for or provide any financing as may be required by the Sugar Phase JV for carrying out the purposes of the Sugar Phase JV.

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

For the Year Ended December 31, 2024 and 2023

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

See subsequent events footnote, for the sale of the Company’s interest in the Sugar Phase JV.

On September 2, 2024, the Company entered into a second Joint Venture Agreement with Milk & Honey, for the purpose of establishing a joint venture to be conducted under the name of Pulga Internacional for the purpose of developing an eco-friendly retail outlet on land located in Weslaco Texas (“Pulga JV”). The terms of the Pulga JV are similar to the Sugar Phase JV, with the exception that the land Milk & Honey has contributed land with an estimated appraisal value of $164,895, and the net profits of the Pulga JV shall be distributed 50% to the Company and 50% to Milk & Honey.

On October 1, 2024, the Company entered into a JV Agreement with Milk & Honey for the purpose of establishing a joint venture to be conducted under the name of Hacienda Olivia Phase II LLC (the “2nd Joint Venture”) for the purpose of developing and constructing a single family homes (the “Second Project”) on fifty-seven (57) lots of land located in Hidalgo County, Texas (the ” Second Land”). We are the manager of the 2nd Joint Venture.

Pursuant to 2nd JV Agreement, we agreed to contribute $10,000 to the 2nd Joint Venture as an initial capital contribution for the specific purpose of satisfying the existing mortgage on the Second Land, and Milk & Honey has agreed to contribute the Second Land to the 2nd Joint Venture. The terms of the 2nd Joint Venture are similar to the Joint Venture. As of December 31, 2024 there has been no activity in the 2nd Joint Venture.

On November 18 2024, we entered into a JV Agreement with Milk & Honey, for the purpose of establishing a joint venture to be conducted under the name of Hacienda Olivia Phase III LLC (the “3rd Joint Venture”) for the purpose of developing and constructing single family homes on twelve (12) acres of land representing 77 lots located in Hidalgo County, Texas (the “Third Land”). We are the manager of the 3rd Joint Venture.

Pursuant to the 3rd JV Agreement, we agreed to contribute $10,000 to the 3rd Joint Venture as an initial capital contribution, and Milk & Honey has agreed to contribute the Third Land to the Joint Venture. The terms of the 3rd Joint Venture are similar to the Joint Venture. As of December 31, 2024 there has been no activity in the 3rd Joint Venture.

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

For the Year Ended December 31, 2024 and 2023

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

During the years ended December 31, 2024 and 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2024 and 2023

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of December 31, 2024 and 2023.

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset which is 5 years for computer equipment and software. Repairs and maintenance are charged to expense when incurred.

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, and $1,096,173 of software development acquired in connection with the asset acquisitions described below and additional additions which will be amortized over 3 years, As of December 31, 2024 the software development are not in service.

Project Development Costs — Project development costs are stated at cost. At December 31, 2024 and 2023, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell a 50+ acre Lake Travis project site in Lago Vista, Texas (“Lago Vista”), which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

On April 25, 2024, the Company entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell the Lago Vista Property for $5.825 million. The Contract of Sale provides that the closing of the sale by the Company to Lithe of the Lago Vista Property is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period. On July 18th, 2024 the Company entered into an amendment to the Contract of Sale to extend the closing date to August 4th, The contract was further amended on July 25th, 2024, to increase the sales price to $5.84 million. On August 8, 2024, the Company entered into an additional amendment to the Contract of Sale to extend the closing date to August 20th, 2024 and increase the price sales price to $5.86M. On August 29, 2024, the Company entered into an additional amendment to the Contract of Sale to extend the closing date to October 10th, 2024.   Currently, these potential sales did not materialize, and Lago Vista continued to be actively marketed.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

2.	Summary of Significant Accounting Policies (cont.)

On January 30, 2025, the Company entered into a definitive agreement (the “Purchase Agreement”) with Lithe Development Inc., a Texas corporation (“Lithe”), for the sale of the Lago Vista Site. The agreed-upon purchase price for the property is $6,575,000.

Prior to the execution of the Purchase Agreement, as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC, on April 25, 2024, the Company had entered into a Contract of Sale with Lithe to sell approximately 60 acres of waterfront property at the Lago Vista Site for $5,825,000. The Contract of Sale provided for a 70-day due diligence period followed by a 30-day closing period. The Purchase Agreement executed on January 30, 2025, supersedes the Contract of Sale and reflects updated terms, including the revised purchase price.

The closing of the transaction under the Purchase Agreement is expected to occur on or before February 12, 2025, subject to final approvals and financing conditions required to complete the sale.

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

For the Year Ended December 31, 2024 and 2023

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

Accounting Standards Recently Adopted - On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280):

Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025.ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

3.	Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2024 and December 31, 2023 the Company’s property and equipment, net consisted of the following:

	2024	2023
Computer equipment and software	$7,293	$3,805
Construction in progress	540,711	-
Less: accumulated depreciation	(1,248)	(236)
Property, plant and equipment, net	$546,756	$3,569

Depreciation expense for the year ended December 31, 2024 and 2023 amounted to $1,012 and $236, respectively.

At December 31, 2024 and December 31, 2023 the Company’s intangible assets consisted of the following:

	2024	2023
Software development	$1,018,323	$-
Website costs	22,210	22,210
Less: accumulated amortization	(2,221)	-
	$1,038,312	$22,210

Amortization expense for the year ended December 31, 2024 amounted to $2,221.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

For the year ending December 31:	Estimated amortization expense
2025	$287,310
2026	343,884
2027	343,884
2028	61,005
2029	2,229
$1,038,312

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

4.	Equity-based investments

As of December 31, 2024, the Company’s investment in Norman Barry and Cumberland amounted to $617,607 and $3,025,000, respectively. The approximate combined financial position of the Company’s equity-based investments are summarized below as of December 31, 2024 and 2023:

Condensed balance sheet information:	2024	2023
	(Unaudited)	(Unaudited)
Total assets	$40,400,000	$39,800,000
Total liabilities	$10,200,000	$9,700,000
Members’ equity	$30,200,000	$30,100,000

5.	Note Payable

St. Mary’s   During August 2022, in connection with the purchase of the St. Mary’s property in Georgia, the Company entered into a promissory note in the amount of $148,300 (“St. Mary’s Note”). This note has a term of one (1) year, provided for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. During August 2023, such note was extended for a one-year period. During March 2024, the note was modified and the principal amount was increased to $200,000. This note was paid off in connection with the Second Amendment” for the Mary’s Site as disclosed in Note 2.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

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

The BCV Loan Agreement is currently due December 1, 2025.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

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

During the year ended December 31, 2024 the balance of $700,000 from the First 2023 Debenture was converted into 998,905 shares of common stock (49,945 as adjusted for the Stock Split) and the Company issued 305,831 shares of the Company’s common stock (15,292 as adjusted for the Stock Split) in connection with the exercise, in full of the First 2023 Warrant, on a cashless basis. The conversion was within the terms of the agreement and there was no gain or loss recognized.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

In connection with the First 2024 Debenture and the Second 2024 Debenture the Company incurred $96,491 in debt issuance costs. In addition, the initial fair value of the warrants issued amounted to $188,074 and the fair value of the commitment shares issued amounted to $90,232, both of which were recorded as a debt discount and were amortized over the effective rate method.

During the year ended December 31, 2024, $700,000 from the debentures entered into during 2024 were converted into 1,500,447 shares of common stock (75,022 as adjusted for the Stock Split) within the terms of the original agreement, and there was no gain or loss recognized.

On August 13, 2024 the Company exercised its option to repay Peak One at a 10% premium pursuant to Section 2(b)(i) of the Peak Debentures. The investor and the Company agreed that the outstanding principal was currently $500,000 with accrued interest of $17,911 for a total repayment of $569,702.

As of December 31, 2024 there was no outstanding balance on the debentures.

Leighton

On March 1, 2024, the Company entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the Line of Credit, on March 1, 2024, the Company issued 154,320 shares of the Company’s restricted common stock (7,716 as adjusted for the Stock Split) to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. On November 12, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024. During the year ended December 31, 2024, the Company drew down $250,000  from the Line of Credit.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

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

Arena

On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”) related to a private placement of up to five tranches of secured convertible debentures after satisfaction of certain conditions specified in the Arena Purchase Agreement in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Arena Purchase Agreement) and subject to a floor price of $0.045 ($0.90 as adjusted for the Stock Split) (subject to proportional adjustment for stock splits), for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

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

We entered into a Registration Rights Agreement, dated August 12, 2024 (the “First Closing RRA”), with the Arena Investors where we agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the First Closing RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules. We have filed a registration statement registering the securities issuable upon conversion or exercise of the First Closing Arena Debentures and First Closing Arena Warrants, in order to satisfy our obligations under the First Closing RRA, and such registration statement was declared effective by the SEC on September 30, 2024. In the event the number of shares available under such registration statement is insufficient to cover the securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants, we are obligated to file one or more new registration statements until such time as all securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants have been included in registration statements that have been declared effective and the prospectus contained therein is available for use by the Arena Investors.

Under the Arena Purchase Agreement, a closing of the second, third, fourth or fifth tranche together (the “Additional Tranches” may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Purchase Agreement on the later (y) the fifth trading day following the First, Second, Third or Fourth Registration Statement Effectiveness Date (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the prior Arena Debenture issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the second, third, fourth or fifth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a second, third, fourth or fifth 10% original issue discount secured convertible debentures each in the principal amount of $2,222,222 (the “Additional Closing Arena Debentures”) and a warrant (the “Additional Closing Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Additional Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Purchase Agreement) and subject to a floor price of $0.045 ($0.90 as adjusted for the Stock Split) (subject to proportional adjustment for stock splits), for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the additional tranches, provided the additional Closings are also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed Closing must be greater than $200,000.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

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

During the year ended December 31, 2024, $1,250,000 from First Closing Arena Debenture were converted into 375,533 shares of common stock within the terms of the original agreement, and there was no gain or loss recognized.

On October 25, 2024, the Company closed the second tranche of its private placement offering (the “Offering”) with the Arena Investors) under the Arena Purchase Agreement to which the Company issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Two Million Two Hundred Twenty-Two Thousand Two Hundred and Twenty-Two Dollars ($2,222,222) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 170,892 shares (the “Warrant Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

The Second Closing Debentures were sold to the Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). The Second Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Second Closing Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable Second Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Second Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of our Common Stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $3.48, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our Common Stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Second Closing Debentures is 3,268,197 shares of Common Stock. In connection with the closing of the second tranche, the Company reimbursed Arena Investors $10,000 for its legal fees and expenses. In addition, the initial fair value of the Second Closing Arena Warrants, as described below, amounted to $390,939 and has been recorded as a debt discount and will be amortized over the effective rate method.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

5.	Note Payable (cont.)

Sugar Phase

On November 7, 2024, Sugar Phase entered into a loan agreement with Construction Loan Services II LLC for a committed loan amount up to $554,223 (the “Sugar Phase Loan”). The current maturity date of the Sugar Phase Loan is November 2, 2025, and has a maximum loan to value percentage of 58.34%. The Sugar Phase Loan is for financing on certain underlying properties held by Sugar Phase (“Properties”) and is secured by the Properties. The Sugar Phase Loan bears interest equal to the Index Rate plus the Margin Rate as defined in the underlying agreements. As of December 31, 2024, the current interest rate was 11.89%. Monthly payments of interest are due until the maturity date at which point the entire principal balance shall be due. As of December 31, 2024, the principal balance amounted to $338,066.

Scheduled maturities of notes payable is as follows for the years ending December 31,:

2025	$8,962,724
2026	2,361,111
11,323,835
Less: debt discount and debt issuance costs	(1,124,157)
10,199,678
Less: current maturities	(8,699,721)
$1,499,957

For the year ended December 31, 2024, the Company recognized amortization of debt issuance costs and debt discount of $2,189,008 on all debt outstanding. For the year ended December 31, 2023, the Company recognized amortization of debt issuance costs of $208,412 on all debt outstanding. As of December 31, 2024, the unamortized debt issuance costs and discount amounted to $1,124,157.

6.	Acquisition of Assets

On February 7, 2024, the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). The MIPA provided that the aggregate consideration to be paid by the Company for the outstanding membership interests (the “Membership Interests”) of Majestic would consist of 500,000 shares of the Company’s restricted stock (20,000 as adjusted for the Stock Split) the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The MIPA and a related side letter provided that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration was to be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), the Company agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries. As of December 31, 2024, the Company has not incurred any amount related to the Profit Sharing Agreement. On October 30, 2024, the Company and the members of Majestic entered into an amendment to the MIPA. The amendment reduced the cash consideration for the purchase of Majestic from $500,000 to $154,675. Members receiving less than $5,000 were to be paid their share of cash consideration by October 30th, 2024. Members receiving more than $5,000 shall be 50% of the consideration of each of October 30th, 2024 and December 1st, 2024 (the “Payment Date”). The exception is the Vikash Jain who shall be paid over a 12-month term. In conjunction with this acquisition, the Company incurred $38,423 of legal fees which have been capitalized to intangible assets.

The Majestic acquisition is accounted for as an asset acquisition. The Majestic acquisition was made for the purpose of expanding the Company’s footprint into technology space.

The purchase consideration amounted to:

Cash	$154,675
Equity compensation	435,000
$589,675

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Majestic Acquisition:

Cash and cash equivalents	$1,082
Intangible assets	620,930
Accounts payable and accrued expenses	(32,337)
$589,675

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

6.	Acquisition of Assets (cont.)

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

On June 6, 2024, the Company completed the acquisition of all of the assets related to MyVONIA pursuant to the APA. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock (25,000 as adjusted for the Stock Split). Of such shares, 200,000 shares of common stock (10,000 as adjusted for the Stock Split) were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock (15,000 as adjusted for the Stock Split) issuable upon the achievement of certain benchmarks. The additional consideration will be paid at each of the following events: 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 2,500 Qualified Users, 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 5,000 Qualified Users and 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 10,000 Qualified Users. The purchase of MyVONIA was determined to be an acquisition of assets, of which intangible assets were acquired. The fair value of the purchase amounted to $103,800 which resulted from the 200,000 shares of common stock issued (10,000 as adjusted for the Stock Split). As of the date of acquisition and December 31, 2024, the issuance of the contingent shares was not probable and thus not recorded. In conjunction with this acquisition, the Company incurred $35,439 of legal fees which have been capitalized to intangible assets.

The purchase consideration amounted to:

Equity compensation	$103,800

The following table summarizes the allocation of the purchase price to the assets acquired:

Intangible assets	$103,800

7.	Net Loss Per Share

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

At December 31, 2024, there were 357,937 warrants outstanding that could potentially dilute future net loss per share.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

8.	Stockholder’s Equity

As of December 31, 2024, the Company has 1,486,872 shares of common stock post-split issued and outstanding.

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

During the year ended December 31, 2024, the Company issued 45,174 shares of common stock for services with a value of $297,871. Additionally, during the year ended December 31, 2024, the Company issued 65,466 shares of common stock for the issuance of debt and warrants with a value of $1,198,309, as previously disclosed, as well as 53,750 shares of common stock from the exercise of warrants.

During the year ended December 31, 2024, the Company issued 500,501 shares of common stock resulting from the conversion of an aggregate of $2,675,955 of First Closing Arena Debenture principal amount and accrued interest.

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

In connection with the EP Agreement, the Company agreed, among other things, to issue to Peak One’s designee 100,000 shares of its restricted common stock (5,000 as adjusted for the Stock Split) as commitment shares. As of December 31, 2024, the Company has sold approximately 986,000 shares (49,300 as adjusted for the Stock Split) under the EP Agreement with a value of$750,719.

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

For the Year Ended December 31, 2024 and 2023

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

The obligation of Arena Global to purchase the Company’s common stock under the ELOC Purchase Agreement begins on the date of the ELOC Purchase Agreement, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the ELOC Purchase Agreement equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”). As of December 31, 2024, there have been no share issuances under the ELOC Purchase Agreement.

Warrants

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

For the Year Ended December 31, 2024 and 2023

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

In conjunction with the issuance of Second Closing Warrants in October 2024, the Company issued warrants to purchase an aggregate of 170,892 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 170,892 shares of common stock of the Company at an exercise price equal to $3.476 subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the Second Closing Warrants agreement. The initial fair value of warrants amounted to an aggregate of $390,939 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.07%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

Warrant activity or the year ended December 31, 2024 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2024	17,500	$50.60	4.90	-
Granted	404,187	3.55	5.00
Exercised	(63,750)
Outstanding and exercisable - December 31, 2024	357,937	$4.01	4.60	$-

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

9.	Share-based Compensation

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

On October 1, 2024, an aggregate of 1,250,000 restricted stock units were issued at a fair value of $0.28 which represents the closing price of the Company’s common stock to the chief executive officer and chief financial officer. The fair value of these units upon issuance amounted to $354,000.

For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $2,169,075, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. The Company used the simplified or plain vanilla method of estimating the term of the granted restricted stock units. As of December 31, 2024, there was a total of $177,000 of unrecognized compensation costs related to non-vested restricted stock units. As of December 31, 2024, there were 289,859 shares of the Company’s common stock available for issuance under the 2023 Plan.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

9.	Share-based Compensation (cont.)

The following table summarized restricted stock unit Activities during the nine months ended September 30, 2024:

Number of Shares
Non – vested balance at January 1,2024	-
Granted	1,358,375
Vested	(733,375)
Forfeited/Expired	-
Non – vested balance at September 30, 2024	625,000

10.	Related Party Transactions

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

In addition, as of December 31, 2023, $1,720,844 is due from the Parent for advances made by the Company. The Company intends to formalize the amount due into a promissory note. As of December 31, 2023, the Company has recorded a reserve against the $1,720,844, which is included in additional paid in capital. See subsequent notes for formal discharge.

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

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

10.	Related Party Transactions (cont.)

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

As of December 31, 2024 and 2023 included in accounts payable and accrued expenses is $460,000 and $145,000, respectively, due to the Company’s board members. This includes pro-rated cash retainer for the 3rd and 4th quarter of 2024.

11.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year end and period ended December 31, 2024 and 2023:

Deferred:	2024	2023
Federal	$(1,790,407)	$(332,456)
State and local	(125,018)	(22,820)
Total deferred	(1,915,425)	(355,276)
Total provision (benefit) for income taxes	(1,915,425)	(355,276)
Less: valuation reserve	1,915,425	355,276
Income tax provision	$-	$-

A reconciliation of the federal statutory rate to 0.0% for the year ended December 31, 2024 and the year ended December 31, 2023 to the effective rate for income from operations before income taxes is as follows:

Benefit for income taxes at federal statutory rate	21.0%
State and local income taxes, net of federal benefit	1.4
Less valuation allowance	(22.4)
Effective income tax rate	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets at December 31, 2024 and 2023 as follows:

	2024	2023
Net operating loss carryforward	$1,790,468	$355,276
Stock-based compensation	480,233	-
Valuation allowance	(2,270,701)	(355,276)
Net deferred tax asset	$-	$-

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

11.	Income Taxes (cont.)

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased by $1,915,425 and $355,276 during the year ended December 31, 2024 and the year ended December 31, 2023, respectively.

As of December 31, 2024, the Company had a net operating loss carryforward of approximately $8,000,000 for Federal and State tax purposes. This net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2024 and 2023, the Company has no unrecognized tax positions, including interest and penalties. The 2022 tax year is still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

12.	Commitments and Contingencies

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

13.	Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Financial Officer, has determined that the Company is currently organized its operations into two segments: real estate development and technology. The real estate segment is currently the Company’s main focus, with the technology segment resulting from the acquisitions of Majestic and MyVONIA. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The CODM used the below financial information to assess financial performance and allocate resources. Information for the Company’s segments, is provided in the following table:

	Real Estate Development	Technology	Consolidated
Fiscal Year Ended December 31, 2024
Revenue	$-	$207,552	$207,552
Cost of revenue	-	182,656	182,656
Operating expenses:
Payroll and related expenses	3,442,507	179,511	3,622,018
Professional fees	1,846,005	7,820	1,853,825
Other operating expenses	984,322	123,637	1,107,959
Total operating expenses	6,272,834	310,968	6,583,802
Operating loss	(6,272,834)	(286,072)	(6,558,906)
Other expense	(2,349,569)	—	(2,349,569)
Net loss	$(8,622,403)	$(286,072)	$(8,908,475)

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

13.	Segment Reporting (cont.)

	Real Estate Development	Technology	Consolidated
Fiscal Year Ended December 31, 2023
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses:
Payroll and related expenses	1,125,603	-	1,125,603
Professional fees	1,291,269	-	1,291,269
Other operating expenses	606,576	-	606,576
Total operating expenses	3,023,448	-	3,023,448
Operating loss	(3,023,448)	-	(3,023,448)
Other expense	(1,177,093)	—	(1,177,093)
Net loss	$(4,200,541)	$-	$(4,200,541)

14.	Subsequent Events

On January 29, 2025, the Company into a mutual release and discharge agreement (the “Mutual Release”) with SG Holdings pursuant to us forgiving and releasing from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,322.95 and in respect of $815,522 of inter-company advances from us to SG Holdings (which amounts had been written off of our balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of inter-company debt owed to SG Holdings by us and for SG Holdings transferring 276,425 shares (the “Shares”) of our Common Stock owned by SG Holdings to us. SG Holdings has agreed to return the Shares to the Company within 48 hours. The Company currently plans to hold the Shares in its treasury. As a result of this agreement, SG Holdings will no longer be a stockholder of the Company.

As of January 16, 2025, the Joint Venture, acquired twenty-two (22) lots in South Texas (the “Property”) for a purchase price of $440,000 for development of its residential development project (the “January Project”). In connection with the acquisition of the Property, the Joint Venture entered into a Loan Agreement, dated as of January 16, 2025 (the “Loan Agreement”), for the periodic draw down of up to $1,092,673 in principal amount of loan proceeds to be used for the completion of the construction of the January Project, the payment of the lender’s expenses related to the Loan Agreement and the payment of expenses related to the acquisition by the Joint Venture of the Property. The loan bears interest at the greater of the 1-Month Term Secured Overnight Financing Rate plus 5.710%, as adjusted monthly, or 9.740%, includes a loan origination fee of $23,110, matures on March 12, 2026 and is secured by the Property and other related collateral. The loan is also guaranteed by the Company and Properties by Milk & Honey (each a “Guarantor”) pursuant to an Unconditional Guaranty, dated January 16, 2025 (the “Guaranty”). The obligations of each Guarantor are joint and several. The Guaranty may be enforced against any Guarantor without attempting to collect from the Joint Venture any other Guarantor or any other person, and without attempting to enforce lender’s rights in any of the collateral. The Company, Properties by Milk & Honey and the principals of Properties by Milk & Honey also entered into an Indemnity Agreement, dated January 16, 2025 (the “Indemnity Agreement”), for the benefit of the lender under the Loan Agreement, with respect to the January Project’s compliance with Environmental Laws, Hazardous Substances Laws and Building Laws (as such terms are defined in the Indemnity Agreement).

On February 11, 2025, the Company entered into an Amendment (this “February Amendment”) to the Operating Agreement, dated June 24, 2021 (the “Operating Agreement”), for Cumberland, by and between the Company and Jacoby Development Inc., a Georgia corporation (“JDI”), and a Forced Sale Agreement by and between the Company and JDI, pursuant to which Cumberland acquired the Company’s 10% equity interest (the “LLC Interest”) in Cumberland in exchange for a promissory note (the “Cumberland Note”) from Cumberland in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI.

On February 14, 2025, the Company” received a letter from The Nasdaq Stock Market (“Nasdaq”) stating that based on the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2025, Nasdaq has determined that the Company now complies with the stockholders’ equity requirement as set forth in Nasdaq Listing Rule 5550(b)(1). As previously reported, on August 26, 2024, the Company had received a letter from Nasdaq stating that the Company did not comply with the minimum $2.5 million stockholders’ equity, $35 million market value of listed securities, or $500,000 in net income from continuing operations requirements for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rules 5550(b)(1), 5550(b)(2), or 5550(b)(3), respectively.

Safe and Green Development Corporation
Notes to Financial Statements

For the Year Ended December 31, 2024 and 2023

14.	Subsequent Events (cont.)

On February 25, 2025, the Company” entered into an Membership Interest Purchase Agreement (the “Resource Purchase Agreement”) with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of Resource Group (the “Equityholders”) to acquire 100% of the membership interests of Resource Group. Resource Group is a next-generation, full-service organic recycling and compost technology company specializing in transforming targeted organic green waste materials into engineered, environmentally friendly soil and mulch products. The purchase price for the membership interests of Resource Group is $480,000 in cash, the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19% of the Company’s outstanding shares of common stock at closing and a convertible note (the “Convertible Note”) in an amount to be determined at closing, convertible into shares of the Company’s restricted common stock subject to the receipt of the Company shareholder approval post-closing in accordance with Nasdaq rules. The Closing Shares and the shares of the Company’s common stock to be issuable under the Convertible Note will together equal 49% of the Company’s outstanding shares of common stock at closing. The transaction is expected to close early in the second quarter of 2025 subject to customary closing conditions and the completion of Resource Group’s audit.

The Resource Purchase Agreement provides that the Company’s board of directors will be reorganized at closing such that four current directors will remain on the Company’s board of directors and three new directors will be appointed to the Company’s board of directors by Resource Group. The Resource Purchase Agreement further provides that on or prior to the three-month anniversary of the closing, the Company will use its best efforts to have on file with and approved by the Securities and Exchange Commission an effective registration statement on Form S-1 or any other allowable form providing for the resale by the Equityholders on a pro rata basis of the Closing Shares issued to them.

On March 5, 2025, the Board of the Company” approved a stock dividend from its treasury (the “Stock Dividend”) of 0.05 shares of the Company’s common stock per each outstanding share of the Company’s common stock owned, such that holders of the common stock will receive one (1) share of the Company’s common stock for every 20 (twenty) shares held. Cash will be distributed in lieu of fractional shares based on the opening price of a share of common stock on April 8, 2025. The Stock Dividend will be distributed after close of trading on April 23, 2025, to stockholders of record at the close of business on April 7, 2025. Trading is expected to begin on a stock dividend-adjusted basis at market open on April 23, 2025.

On March 6, 2025, the Company entered into a Buyout Agreement (the “Buyout Agreement”) with Properties by Milk & Honey, pursuant to which the Company agreed to sell to Milk & Honey the Company’s 60% membership interest (the “Interest”) in Sugar Phase, for a purchase price of $700,415, reflecting amounts contributed and costs incurred by the Company in connection with the Sugar Phase I project, to be evidenced by a one-year promissory note (the “Note”) in the principal amount of $700,415, bearing interest at 10% per annum.

The Buyout Agreement and Note provide that the Company’s Interest will be transferred to Milk & Honey incrementally as the Note is repaid. The closing under the Buyout Agreement occurred on March 7, 2025. In connection therewith, Milk & Honey prepaid $120,000.00 of the principal amount due under the Note and the Company transferred 10.27% of the Company’s Interest in the JV. The Company currently holds a 49.73% in the JV.