Form 10-Q
period 2025-03-31
Safe & Green Development Corp
filed 2025-05-15
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(786) 600-4739

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2025 the issuer had a total of 2,091,750 shares of common stock, $0.001 par value per share, outstanding.

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$17,540	$296,202
Prepaid assets and other current assets	248,811	547,296
Notes receivable	5,460,672	960,672
Current Assets	5,727,023	1,804,170

Assets held for sale	4,400,361	4,400,361
Land	1,058,680	1,225,347
Property and equipment, net	5,680	546,756
Project development costs and other non-current assets	96,239	96,239
Equity-based investments	795,596	3,642,607
Intangible assets, net	1,022,197	1,038,312

Total Assets	$13,105,776	$12,753,792

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$1,824,031	$1,301,276
Due to affiliates	-	399,660
Short-term notes payable, net	8,690,048	8,699,721
Deferred gain on sale	1,475,000	-
Total current liabilities	11,989,079	10,400,657

Long-term notes payable, net	815,569	1,499,957
Total liabilities	12,804,648	11,900,614

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,255,459 issued and 1,979,034 outstanding as of March 31, 2025 and 1,486,872 shares authorized, issued and outstanding as of December 31, 2024	2,255	1,487
Additional paid-in capital	18,352,993	16,659,151
Treasury stock, at cost – 276,425 shares at March 31, 2025	-	-
Accumulated deficit	(18,219,015)	(16,039,022)
Non-controlling interest	164,895	231,562
Total stockholder’s equity	301,128	853,178
Total Liabilities and Stockholder’s Equity	$13,105,776	$12,753,792

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue:
Sales	$18,170	$49,816
Total	18,170	49,816

Cost of Revenue:
Commissions	$11,800	$-
Total	11,800	$-

Gross Profit:	6,370	49,816

Operating expenses:
Payroll and related expenses	451,451	2,016,087
General and administrative expenses	735,120	466,254
Marketing and business development expense	83,661	69,150
Total	1,270,232	2,551,491
Operating loss	(1,263,862)	(2,501,675)

Other income (expense):
Interest expense	(954,648)	(565,996)
Interest income	23,688	-
Other income	14,829	-
Total	(916,131)	(565,996)

Net loss	$(2,179,993)	$(3,067,671)

Net loss per share
Basic and diluted	$(1.08)	$(5.17)

Weighted average shares outstanding:
Basic and diluted	2,011,148	593,069

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	510,000	$510	$9,017,814	$(7,130,547)	$1,887,777
Conversion of notes payable	54,945	55	699,945	-	700,000
Issuance of common stock	14,300	14	525,281	-	525,295
Issuance of stock for services and debt and warrant issuance	21,055	21	322,850	-	322,871
Issuance of common stock from restricted stock units	76,971	77	1,746,563		1,746,640
Cashless warrant exercise	15,292	15	(15)	-	-
Issuance of stock in connection with business combination	25,000	25	434,975	-	435,000
Net loss	-	-	-	(3,067,671)	(3,067,671)
Balance at March 31, 2024	717,563	$717	$12,747,413	$(10,198,218)	$2,549,912

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2025	1,486,872	$1,487	16,659,151	$(16,039,022)	$231,562	$853,178
Conversion of notes payable and accrued interest	591,254	591	1,099,409	-	-	1,100,000
Exercise of prefunded warrant	83,333	83	(83)	-	-	-
Issuance of stock for debt issuance	94,000	94	114,492	-	-	114,586
Forgiveness of related party debt	-	-	391,524	-	-	391,524
Stock-based compensation	-	-	88,500	-	-	88,500
Deconsolidation of Sugar Phase	-	-	-	-	(66,667)	(66,667)
Net loss	-	-	-	(2,179,993)	-	(2,179,993)
Balance at March 31, 2025	2,255,459	$2,255	18,352,993	$(18,219,015)	$164,895	$301,128

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,179,993)	$(3,067,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	365	161
Amortization	26,115
Amortization of debt issuance costs	575,380	314,996
Stock based compensation	88,500	1,746,640
Common stock for services	-	322,871
Changes in operating assets and liabilities:
Prepaid assets and other current assets	423,141	(178,408)
Accounts payable and accrued expenses	514,618	167,633
Net cash used in operating activities	(551,874)	(693,778)

Cash flows from investing activities:
Additions to intangible assets	(10,000)	(30,731)
Cash acquired bus combination	-	1,082
Purchase of computers and software	-	(32,000)
Project development costs	-	(26,150)
Net cash used in investing activities	(10,000)	(87,799)

Cash flows from financing activities:
Debt issuance costs	(232,784)	(321,117)
Proceeds from notes payable	1,094,400	651,700
Issuance of common stock from EP	-	525,295
Principal payments on debt	(578,405)	-
Net cash provided by financing activities	283,211	855,878

Net change in cash	(278,662)	74,301

Cash – beginning of period	296,202	3,236

Cash – end of period	$17,540	77,537
Supplemental disclosure of non-cash operating activities:

Assets and liabilities acquired in business combination:
Accounts payable and accrued expenses	$-	$32,337
Assets and liabilities effected in deconsolidation:
Cash	$28,970	$-
Prepaid assets and other current assets	$88,109	$-
Land	$601,519	$-
Property and equipment, net	$740,329	$-
Accounts payable and accrued expenses	$37,600	$-
Short-term notes payable	$794,521	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable from sale of equity investment	$4,500,000	$-
Deferred gain on sale from sale of equity investment	$1,475,000
Forgiveness of due from affiliate	$391,524	$-
Issuance of stock for debt issuance	$114,586	$-
Conversion of notes payable	$1,100,000	$700,000
Pre-funded warrants	$83	$-

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

1.	Description of Business

Safe and Green Development Corporation (the “Company” or “SG DevCo”), previously known as SGB Development Corp., a Delaware corporation, was incorporated on February 17, 2021. The Company was formed in 2021 for the purposes of real property development using purpose-built, prefabricated modules built from both wood and steel.

During 2023 and 2024, the Company’s business focus was primarily on the direct acquisition and indirect investment in properties nationally to be developed in the future into green single or multi-family projects and increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and/or single-family housing. To date, the Company has generated minimal revenue and its activities have consisted mostly of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed, entry into three joint ventures with the intention of developing properties in the Texas market and an investment in real-estate related artificial intelligence (“AI”) assets and entities, as further described below.

In January 2024, the Company announced that it would strategically look to monetize its real estate holdings throughout 2024 by identifying markets where its land may have increased in value, as demonstrated by third-party appraisals and selling those properties. In connection with this strategy, the Company has entered into agreements to sell its St. Mary’s site and its Lago Vista site described in more detail below. Additionally, the Company expects to subdivide its McLean property into buildable single family lots that can subsequently be sold to developers or developed internally. The Company intends to develop the properties that it owns and invest the proceeds of sales of our securities and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold. However, its ability to develop any properties will be subject to its ability to raise capital either through the sale of equity or by incurring debt for which there can be no assurance.

In August 2024, the Company entered into joint ventures with Milk & Honey LLC, Sugar Phase I LLC and Hacienda Olivia Phase II LLC, with the intention of developing green single-family homes in the Southern Texas market. To date, the Company has completed construction of five single family homes in the Sugar Phase joint venture which were delivered during the first quarter of 2025. Additionally, the Company is developing 57 single family lots through its Hacienda Olivia. The Company has also entered into a joint venture named Pulga Internacional with the intention of developing an eco-friendly commercial retail outlet.

In February 2025, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Resource Group US Holdings LLC (“Resource Group”) and its members to acquire 100% of the membership interests of Resource Group. See “Membership Interest Purchase Agreement” below for additional information about the Membership Interest Purchase Agreement. Upon the closing of the acquisition the Company intends to shift its primary focus to the business conducted by Resource Group, which is the transformation of targeted organic green waste materials into engineered, environmentally friendly soil and mulch products. As a result, the Company has started the process of strategically realigning the business focus towards Resource Group’s core business by monetizing real estate holdings held by us and in our joint ventures. The Company will continue this process and expects that by the end of 2025 the Company will be focused solely on the engineered soils business. Following the acquisition of Resource Group, the Company also intends to reevaluate the projects, technologies, and operations of our real-estate related AI assets.

Going Concern

The Company began operations during 2021 and has incurred net losses since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operations through bridge note financing, project level financing, and the issuance of its equity and debt securities. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has initiated strategic monetization of properties, which may yield additional financing proceeds to fund operations, however there is no assurance that the Company will be successful in achieving its objectives.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

1.	Description of Business (cont.)

Reverse Stock Split

On October 8, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“Stock Split”). All share and per share amounts set forth in the condensed consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 have been adjusted to reflect the reverse stock split effected in October 2024.

2.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements and notes should be read in conjunction with the condensed consolidated financial statements and notes for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”) and MyVonia Innovations LLC (“MyVonia LLC”), as well as Sugar Phase (until the time of deconsolidation as described below) and Pulga which are described below.

Recently adopted accounting pronouncements — New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

Accounting estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

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

For sale of land, the Company applies recognize of revenue when the customer obtained control of the asset, which is also at a point in time.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

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

For the Three Months Ended March 31, 2025 and 2024

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

On March 6, 2025, the Company entered into a Buyout Agreement (the “Buyout Agreement”) with Milk & Honey, pursuant to which the Company agreed to sell to Milk & Honey the Company’s 60% membership interest (the “Interest”) in Sugar Phase, for a purchase price of $557,868, reflecting amounts contributed and costs incurred by the Company in connection with the Sugar Phase I project, to be evidenced by a one-year promissory note (the “Note”) in the principal amount of $557,868, bearing interest at 10% per annum.

The Buyout Agreement and Note provide that the Company’s Interest will be transferred to Milk & Honey incrementally as the Note is repaid. The closing under the Buyout Agreement occurred on March 7, 2025. In connection therewith, Milk & Honey prepaid $120,000 of the principal amount due under the Note and the Company transferred 10.27% of the Company’s Interest in the JV. As of March 31, 2025, the Company has received $375,868.Additionally, the Company deconsolidated the activities of Sugar Phase during the three months ended March 31, 2025. As of March 31, 2025 the Company held an 18.5% interest in Sugar Phase.

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

Pursuant to 2nd JV Agreement, the Company agreed to contribute $10,000 to the 2nd Joint Venture as an initial capital contribution for the specific purpose of satisfying the existing mortgage on the Second Land, and Milk & Honey has agreed to contribute the Second Land to the 2nd Joint Venture. The terms of the 2nd Joint Venture are similar to the Joint Venture. As of March 31, 2025 there has been no activity in the 2nd Joint Venture.

On November 18 2024, the Company entered into a JV Agreement with Milk & Honey, for the purpose of establishing a joint venture to be conducted under the name of Hacienda Olivia Phase III LLC (the “3rd Joint Venture”) for the purpose of developing and constructing single family homes on twelve (12) acres of land representing 77 lots located in Hidalgo County, Texas (the “Third Land”). The Company is the manager of the 3rd Joint Venture.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Pursuant to the 3rd JV Agreement, the Company agreed to contribute $10,000 to the 3rd Joint Venture as an initial capital contribution, and Milk & Honey has agreed to contribute the Third Land to the Joint Venture. The terms of the 3rd Joint Venture are similar to the Joint Venture. As of March 31, 2025 there has been no activity in the 3rd Joint Venture.

Investment Entities — On May 31, 2021, the Company agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an investment in its condensed consolidated financial statements. As of March 31, 2025 the Company continued to hold a 50% interest in Norman Berry.

On June 24, 2021, the Company entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). The Company contributed $3,000,000 for its 10% equity interest. During the year ended December 31, 2023, the Company contributed an additional $25,000. The purpose of Cumberland is to develop a waterfront parcel in a mixed-use destination community. The Company has determined it is not the primary beneficiary of Cumberland and thus will not consolidate the activities in its condensed consolidated financial statements. The Company will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

On February 11, 2025, the Company entered into an Amendment (this “February Amendment”) to the Operating Agreement, dated June 24, 2021 (the “Operating Agreement”), for Cumberland, by and between the Company and Jacoby Development Inc., a Georgia corporation (“JDI”), and a Forced Sale Agreement by and between the Company and JDI, pursuant to which Cumberland acquired the Company’s 10% equity interest (the “LLC Interest”) in Cumberland in exchange for a promissory note (the “Cumberland Note”) from Cumberland in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI. Due to uncertainty of collection of the Cumberland Note, the Company has recorded a deferred gain on sale in the amount of $1,475,000 which will be recognized as amounts are received. Additionally, the Company has not recorded any interest income due to uncertainty of payment.

In connection with the Buyout Agreement, the Company no longer consolidates the activities of Sugar Phase in the Company’s financial statements. The Company is now not the primary beneficiary of Sugar Phase and will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

During the three months ended March 31, 2025 and 2024, Norman Berry and Sugar Phase did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2025 and December 31, 2024.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of March 31, 2025 and December 31, 2024.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset which is 5 years for computer equipment and software. Repairs and maintenance are charged to expense when incurred.

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, and $1,028,323 of software development costs will be amortized over 3 years.

Project Development Costs — Project development costs are stated at cost. At March 31, 2025 and December 31, 2024, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell a 50+ acre Lake Travis project site in Lago Vista, Texas (“Lago Vista”), which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

On January 30, 2025, the Company entered into a definitive agreement (the “Purchase Agreement”) with Lithe Development Inc., a Texas corporation (“Lithe”), for the sale of the Lago Vista Site. The agreed-upon purchase price for the property is $6,575,000. Currently, any potential sales did not materialize, and Lago Vista continues to be actively marketed.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3	—	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

For the Three Months Ended March 31, 2025 and 2024

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

Accounting Standards Recently Adopted - On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280):

Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025.ASU 2023-07 must be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

3.	Notes Receivable

On November 13th, 2024 the Company entered into a promissory note for $960,672 in connection with the sale of the St. Mary’s Site. The promissory note will bear 10% interest per annum, provide for monthly interest payments and mature on March 15th, 2025 with the option to extend up to three times by paying $10,000 for each extension. Each extension period is 30 days. This note has currently been extended through May 15, 2025.

On February 11, 2025, the Company entered into the Cumberland Note in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI. Due to uncertainty of collection of the Cumberland Note, the Company has recorded a deferred gain on sale in the amount of $1,475,000 which will be recognized as amounts are received. Additionally, the Company has not recorded any interest income due to uncertainty of payment.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

4.	Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2025 and December 31, 2024 the Company’s property and equipment, net consisted of the following:

	2025	2024
Computer equipment and software	$7,293	$7,293
Construction in progress	-	540,711
Less: accumulated depreciation	(1,613)	(1,248)
Property, plant and equipment, net	$5,680	$546,756

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $365 and $397, respectively.

At March 31, 2025 and December 31, 2024 the Company’s intangible assets consisted of the following:

	2025	2024
Software development	$1,028,323	$1,018,323
Website costs	22,210	22,210
Less: accumulated amortization	(28,336)	(2,221)
	$1,022,197	$1,038,312

Amortization expense for the year ended March 31, 2025 amounted to $26,115.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

For the years ended December 31:	Estimated amortization expense
2025 (remaining)	$271,195
2026	343,884
2027	343,884
2028	61,005
2029	2,229
$1,022,197

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

5.	Equity-based investments

As of March 31, 2025, the Company’s investment in Norman Barry and Sugar Phase amounted to $617,607 and $177,989, respectively. The approximate combined financial position of the Company’s equity-based investments are summarized below as of March 31, 2025 and December 31, 2024:

Condensed balance sheet information:	2025	2024
	(Unaudited)	(Unaudited)
Total assets	$2,281,000	$40,400,000
Total liabilities	$1,007,000	$10,200,000
Members’ equity	$1,274,000	$30,200,000

6.	Note Payable

LV Note

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

As of May 15th, 2025, LV Holding is negotiating an extension to the LV Note to extend the maturity of the note.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6.	Note Payable (cont.)

As of May 15th, 2025 BCV and the Company amended the BCV Loan Agreement (“Amendment No. 3”) to extend the maturity date of the note from December 1, 2024 to December 1, 2025. Additionally, BCV increased the principal balance of the note to $2,200,000.00 (two million two hundred thousand dollars). According to Amendment No. 3, the loan will now be primarily secured by 176,425 Treasury Shares and will be additionally secured by the $960,672 St Mary’s Note as well as the 10% Ownership in Cumberland Inlet Mixed-Use property.

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

On May 1, 2025, the Company entered into a consolidated promissory note agreement (the “Promissory Note”) with the Bryan Leighton Revocable Trust dated December 13, 2023 (the “Lender”), which supersedes and replaces the original credit agreement dated March 1, 2024, and the subsequent extension agreements dated October 21, 2024 and January 29, 2025 (collectively, the “Prior Agreements”). Under the terms of the Promissory Note, the outstanding obligations under the Prior Agreements were consolidated into a single principal amount of $273,917.81, which includes the original principal balance of $250,000, accrued interest of $8,917.81 through May 1, 2025, and an additional $15,000 agreed upon by the parties. The Promissory Note bears interest at a fixed rate of 14.00% per annum and provides that accrued interest is payable monthly, in arrears, beginning June 1, 2025. The entire outstanding principal and accrued interest shall become due and payable on the earlier of (i) the completion of a capital raise by the Company in which gross proceeds equal or exceed $4,000,000 from one or more third-party investors, or (ii) October 28, 2025 (the “Maturity Date”). The Promissory Note may be prepaid in whole or in part at any time without premium or penalty, provided all accrued and unpaid interest is paid at the time of prepayment. The Promissory Note includes customary default provisions and represents the full and complete understanding of the parties, rendering the Prior Agreements null and void.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6.	Note Payable (cont.)

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

On September 6, 2024, the Company issued a promissory note (the “Third 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $49,000 for a purchase price of $40,000, representing an original issue discount of $9,000. Under the terms of the Third 1800 Diagonal Note, beginning on October 9, 2024, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $7,044, with $42,263 being due during October 2024. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Third 1800 Diagonal Note, the Company incurred $10,000 in debt issuance costs.

On February 18, 2025, the Company issued a promissory note (the “Fourth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $90,000 for a purchase price of $75,000, representing an original issue discount of $15,000. Under the terms of the Fourth 1800 Diagonal Note, beginning on April 18, 202, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $12,937, with $77,625 being due during March 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Fourth 1800 Diagonal Note, the Company incurred $15,000 in debt issuance costs.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6.	Note Payable (cont.)

Cedar

On September 17, 2024, the Company entered into a Cash Advance Agreement (the “Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold to Cedar $40,470 of its future receivables for a purchase price of $28,500, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $25,000. Pursuant to the Cash Advance Agreement, Cedar is expected to withdraw $1,500 a week directly from the Company until the $40,470 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. This agreement was fully paid off with proceeds from the Fourth Cash Advance Agreement.

On February 5, 2025, the Company entered into a Cash Advance Agreement (the “Second Cash Advance Agreement”) with Cedar pursuant to which the Company sold to Cedar $78,650 of its future receivables for a purchase price of $55,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $50,000. Pursuant to the Second Cash Advance Agreement, Cedar is expected to withdraw $2,950 a week directly from the Company until the $78,650 due to Cedar is paid in full. In the event of a default (as defined in the Second Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Second Cash Advance Agreement. This agreement was fully paid off with proceeds from the Fourth Cash Advance Agreement.

On February 12, 2025, the Company entered into a Cash Advance Agreement (the “Third Cash Advance Agreement”) with Cedar pursuant to which the Company sold to Cedar $224,000 of its future receivables for a purchase price of $160,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $150,000. Pursuant to the Third Cash Advance Agreement, Cedar is expected to withdraw $5,900 a week directly from the Company until the $224,000 due to Cedar is paid in full. In the event of a default (as defined in the Third Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Third Cash Advance Agreement. This agreement was fully paid off with proceeds from the Fourth Cash Advance Agreement.

On March 13, 2025, the Company entered into a Cash Advance Agreement (the “Fourth Cash Advance Agreement”) with Cedar pursuant to which the Company sold to Cedar $750,000 of its future receivables for a purchase price of $610,000 less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $49,900. Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $15,000 a week directly from the Company until the $750,000 due to Cedar is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6.	Note Payable (cont.)

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

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to the Arena Investors 10% original issue discount secured convertible debentures in the aggregate principal amount of $1,388,889 (the “First Closing Arena Debentures”) and warrants (the “First Closing Arena Warrants”) to purchase up to and aggregate of 1,299,242 shares of the Company’s common stock (64,962 as adjusted for the Stock Split). The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company incurred $175,000 of debt issuance costs. In connection with the closing of the first tranche, the Company reimbursed the Debenture Selling Stockholders $55,000 for their legal fees and expenses In addition, the initial fair value of the First Closing Arena Warrants, as described below, amounted to $214,267 and has been recorded as a debt discount and will be amortized over the effective rate method.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6.	Note Payable (cont.)

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

We entered into a Registration Rights Agreement, dated August 12, 2024 (the “First Closing RRA”), with the Arena Investors where the Company agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the First Closing RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules. The Company has filed a registration statement registering the securities issuable upon conversion or exercise of the First Closing Arena Debentures and First Closing Arena Warrants, in order to satisfy its obligations under the First Closing RRA, and such registration statement was declared effective by the SEC on September 30, 2024. In the event the number of shares available under such registration statement is insufficient to cover the securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants, the Company is obligated to file one or more new registration statements until such time as all securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants have been included in registration statements that have been declared effective and the prospectus contained therein is available for use by the Arena Investors.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6.	Note Payable (cont.)

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

During the three months ended March 31, 2025, $1,100,000 from First Closing Arena Debenture were converted into 591,254 shares of common stock within the terms of the original agreement, and there was no gain or loss recognized.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6.	Note Payable (cont.)

Scheduled maturities of notes payable is as follows for the years ending March 31,:

2025	$9,514,734
2026	892,355
10,407,089
Less: debt discount and debt issuance costs	(901,471)
9,505,618
Less: current maturities	(8,690,049)
$815,569

For the three months ended March 31, 2025, the Company recognized amortization of debt issuance costs and debt discount of $575,380 on all debt outstanding. For the three months ended March 31, 2024, the Company recognized amortization of debt issuance costs of $321,117 on all debt outstanding. As of March 31, 2025, the unamortized debt issuance costs and discount amounted to $901,472.

7.	Acquisition of Assets

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
$589,675

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

7.	Acquisition of Assets (cont.)

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

On June 6, 2024, the Company completed the acquisition of all of the assets related to MyVONIA pursuant to the APA. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock (25,000 as adjusted for the Stock Split). Of such shares, 200,000 shares of common stock (10,000 as adjusted for the Stock Split) were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock (15,000 as adjusted for the Stock Split) issuable upon the achievement of certain benchmarks. The additional consideration will be paid at each of the following events: 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 2,500 Qualified Users, 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 5,000 Qualified Users and 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 10,000 Qualified Users. The purchase of MyVONIA was determined to be an acquisition of assets, of which intangible assets were acquired. The fair value of the purchase amounted to $103,800 which resulted from the 200,000 shares of common stock issued (10,000 as adjusted for the Stock Split). As of the date of acquisition and March 31, 2025, the issuance of the contingent shares was not probable and thus not recorded. In conjunction with this acquisition, the Company incurred $35,439 of legal fees which have been capitalized to intangible assets.

The purchase consideration amounted to:

Equity compensation	$103,800

The following table summarizes the allocation of the purchase price to the assets acquired:

Intangible assets	$103,800

8.	Net Loss Per Share

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

At March 31, 2025, there were 274,604 warrants outstanding that could potentially dilute future net loss per share.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

9.	Stockholder’s Equity

As of March 31, 2025, the Company has 2,255,459 shares of common stock post-split issued and outstanding.

During the three months ended March 31, 2025, the Company issued 94,000 shares of common stock for the issuance of debt with a value of $114,586, as previously disclosed, as well as 83,333 shares of common stock from the exercise of pre-funded warrants.

During the three months ended March 31, 2025, the Company issued 591,254 shares of common stock resulting from the conversion of an aggregate of $1,100,000 of Additional Closing Arena Debentures principal amount and accrued interest.

On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with SG Holdings pursuant to which the Company forgave and released SG Holdings from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,323 and in respect of $815,522 of inter-company advances from the Company to SG Holdings (which amounts had been previously written off of on the Company’s balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of inter-company debt owed to SG Holdings by the Company and for SG Holdings transferring 276,425 shares (the “Treasury Shares”) of the Company’s Common Stock owned by SG Holdings to the Company. The Company initially is holding the Treasury Shares in its treasury. As a result of this agreement, SG Holdings will no longer be a stockholder of the Company.

On March 5, 2025, the Company approved a stock dividend from the Treasury Shares. The record date for the stock dividend is April 7, 2025 with distribution to stockholders taking place after the close of trading on April 22, 2025.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

9.	Stockholder’s Equity (cont.)

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

The obligation of Arena Global to purchase the Company’s common stock under the ELOC Purchase Agreement begins on the date of the ELOC Purchase Agreement, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the ELOC Purchase Agreement equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”). As of March 31, 2025, there have been no share issuances under the ELOC Purchase Agreement.

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

Risk-free interest rate	4.22%
Contractual term	5 years
Dividend yield	0%
Expected volatility	131%

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

9.	Stockholder’s Equity (cont.)

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

Risk-free interest rate	4.07%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

Warrant activity for the three months ended March 31, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	357,937	$4.01	4.60	-
Granted	-	-	-
Exercised	(83,333)
Outstanding and exercisable – March 31,2025	274,604	$5.22	4.35	$-

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

10.	Share-based Compensation

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

For the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $88,500, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. The Company used the simplified or plain vanilla method of estimating the term of the granted restricted stock units. As of March 31, 2025, there was a total of $88,500 of unrecognized compensation costs related to non-vested restricted stock units. As of March 31, 2025, there were 289,859 shares of the Company’s common stock available for issuance under the 2023 Plan.

The following table summarized restricted stock unit Activities during the three months ended March 31, 2025

Number of Shares
Non – vested balance at January 1,2025	-
Granted	625,000
Vested	(312,500)
Forfeited/Expired	-
Non – vested balance at March 31, 2025	312,500

11.	Related Party Transactions

In addition, as of December 31, 2023, $1,720,844 is due from the Parent for advances made by the Company. The Company intends to formalize the amount due into a promissory note. As of December 31, 2023, the Company has recorded a reserve against the $1,720,844, which is included in additional paid in capital. See subsequent notes for formal discharge. As disclosed in Note 8, on January 29, 2025, the Company into a Mutual Release with SG Holdings in regards to such amount as well as other amounts between the Company and SG Holdings.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

11.	Related Party Transactions (cont.)

As of March 31, 2025 and December 31, 2024 included in accounts payable and accrued expenses is $740,000 and $460,000, respectively, due to the Company’s board members. This includes pro-rated cash retainer for the 3rd and 4th quarter of 2024 and 1st quarter of 2025.

12.	Commitments and Contingencies

At times the Company may be subject to certain claims and lawsuits arising in the normal course of business. The Company will assess liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company will record a liability in our condensed consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company will not record an accrual, consistent with applicable accounting guidance. The Company is not currently involved in any legal proceedings.

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

	Real Estate Development	Technology	Consolidated
Fiscal Year Ended March 31, 2025
Revenue	$-	$18,170	$18,170
Cost of revenue	-	11,800	11,800
Operating expenses:
Payroll and related expenses	450,622	829	451,451
Professional fees	473,114	1,600	474,714
Other operating expenses	330,104	13,963	344,067
Total operating expenses	1,253,840	16,392	1,270,232
Operating loss	(1,253,840)	(10,022)	(1,263,862)
Other income (expense)	(916,131)	—	(916,131)
Net loss	$(2,169,971)	$(10,022)	$(2,179,993)
Total assets	$12,093,091	$1,012,685	$13,105,776

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

13.	Segment Reporting (cont.)

	Real Estate Development	Technology	Consolidated
Three Months Ended March 31, 2024
Revenue	$-	$49,816	$49,816
Cost of revenue	7,252	20,839	28,091
Operating expenses:
Payroll and related expenses	1,993,785	22,302	2,016,087
Professional fees	441,193	25,061	466,254
Other operating expenses	41,059	-	69,150
Total operating expenses	2,476,037	47,363	2,551,675
Operating loss	(2,483,289)	(18,386)	(2,501,675)
Other expense	(565,996)	-	(565,996)
Net loss	$(3,049,285)	(18,386)	$(3,067,671)
Total assets	$11,656,257	$156,392	$11,812,650

14.	Deconsolidation

As disclosed in Note 2, during the three months ended March 31, 2025, the company deconsolidated the activities of Sugar Phase. Upon deconsolidation, the Company accounts for its investment in Sugar Phase on the equity method. The effect of the Deconsolidation resulted in a derecognition of $1,458,927 of assets, $832,121 of liabilities, and $66,667 in the carrying value of the non-controlling interest in Sugar Phase. There was no gain or loss recognized in the deconsolidation as the carrying value of the Company’s investment equated the fair value of its investment. The assets and liabilities of Sugar Phase at the time of deconsolidation amounted to the following:

Assets:
Cash	$28,970
Prepaid expenses and other current assets	88,109
Total current assets	117,079

Land	601,519
Property, plant and equipment, net	740,329
Total long-term assets	1,341,848

Liabilities:
Accounts payable and accrued expenses	37,600
Short-term notes payable, net	794,521
$832,121

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

15.	Subsequent Events

On April 4, 2025, we entered into an amendment (the “First Amendment”) to the Securities Purchase Agreement, dated August 12, 2024, as amended on August 30, 2024 (the “Purchase Agreement”), between the Company and the Arena Investors in connection with the closing of the third tranche of its private placement offering (the “Offering”) with Arena Investors pursuant to which the Company issued 10% convertible debentures (the “Third Closing Debentures”) in the aggregate principal amount of Five Hundred Fifty Five Thousand Five Hundred Fifty Dollars ($555,555) to Arena Investors. The Third Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%).

The Third Closing Debentures provide that so long as no Event of Default (as defined therein) has then occurred, upon the Third Registration Statement Effectiveness Date (as defined below), the Arena Investors will provide the Company with an additional $500,000 in cash and the then outstanding principal balance owing under the Third Closing Debentures will increase by Five Hundred Fifty Five Thousand Five Hundred Fifty Dollars ($555,555).

The Third Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Third Closing Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable Third Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Third Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock (the “Common Stock”) equal to the principal amount of such Third Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $1.6215, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Common Stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Third Closing Debentures issued on April 4, 2025, is 461,043 shares of Common Stock. In connection with the closing of the third tranche, the Company reimbursed Arena Investors $20,000.00 for its legal fees and expenses.

The Third Closing Debentures are redeemable by the Company at a redemption price equal to 115% of the sum of the principal amount to be redeemed plus accrued interest and penalties, if any. While the Third Closing Debentures are outstanding, if the Company or any of its subsidiaries receives cash proceeds from the issuance of equity or indebtedness (other than the issuance of additional secured convertible debentures as contemplated by the Purchase Agreement), in one or more financing transactions, whether publicly offered or privately arranged (including, without limitation, pursuant to an equity line purchase agreement (the “ELOC Purchase Agreement”) that the Company entered into with Arena Business Solutions Global SPC II, LTD (“Arena Global”) pursuant to which the Company shall have the right, but not the obligation, to direct Arena Global to purchase up to $50.0 million of the Company’s Common Stock), the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 20% of all proceeds received by the Company to repay the outstanding amounts owed under the Third Closing Debentures.

The Third Closing Debentures contain customary events of default. Upon the occurrence and during the continuance of an event of default under the applicable Third Closing Debenture, interest shall accrue on the outstanding principal amount of such Third Closing Debenture at the rate of two percent (2%) per month and such default interest shall be due and payable monthly in arrears in cash on the first of each month following the occurrence of any event of default for default interest accrued through the last day of the prior month. If an event of default occurs, the holder may accelerate the full indebtedness under the applicable Third Closing Debenture in an amount equal to 150% of the outstanding principal amount plus 100% of accrued and unpaid interest. Subject to limited exceptions set forth in the Third Closing Debentures, the Third Closing Debentures prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness that is not subordinated to the Company’s and, as applicable, any subsidiary’s obligations in respect of the Third Closing Debentures until the Third Closing Debentures are paid in full.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2025 and 2024

15.	Subsequent Events (cont.)

Pursuant to the First Amendment, the Company agreed to issue to the Arena Investors common stock purchase warrants (the “Third Closing Warrants”) on each applicable closing date to purchase a number of shares of the Company’s Common Stock (the “Warrant Shares”) equal to 20% (or in the case of any warrant issued on April 4, 2025, 50%) of the total principal amount of the related Third Closing Debentures purchased by the Arena Investors on such closing date divided by 92.5% of the lowest daily VWAP of the Common Stock during the ten trading day period immediately preceding such closing date, subject to adjustment upon the occurrence of certain events as set forth in such Third Closing Warrants. On April 4, 2025, the Company issued to the Arena Investors Third Closing Warrants to purchase 461,043 Warrant Shares.

The Third Closing Warrants expire five years from their date of issuance. The Third Closing Warrants are exercisable, at the option of the holder, at any time, at an exercise price (the “Exercise Price”) equal to the lesser of (i) $1.6215, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Common Stock during the ten trading day period immediately preceding the Third Registration Statement Effectiveness Date (as defined in the following paragraph), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Third Closing Warrants provide for cashless exercise under certain circumstances.

As of April 4, 2025, the Company and the Arena Investors entered into a Registration Rights Agreement (the “RRA”) which provides that the Company will file with the Securities and Exchange Commission (the “SEC”) a registration statement to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the Third Closing Debentures and the Third Closing Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules. The First Amendment provides that the Company will use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “Third Registration Statement Effectiveness Date”, which is defined in the First Amendment as the 75th calendar day following April 4, 2025 (or, in the event of a “full review” by the SEC, no later than the 150th calendar day following April 4, 2025); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the Third Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

On April 4, 2025, the Company and the Arena Investors entered into a Global Amendment (the “Global Amendment”) to the common stock purchase warrants, dated as of August 12, 2024, and the common stock purchase warrants, dated as of October 25, 2024, previously issued to the Arena Investors (collectively, the “Existing Warrants”) to provide that the exercise price of the Existing Warrants shall be equal to the lesser of (i) $.1.6215, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Common Stock during the ten trading day period immediately preceding the Third Registration Statement Effectiveness Date, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions.

Leighton Note

On May 1, 2025, the Company entered into a consolidated promissory note agreement (the “Promissory Note”) with the Bryan Leighton Revocable Trust dated December 13, 2023 (the “Lender”), which supersedes and replaces the original credit agreement dated March 1, 2024, and the subsequent extension agreements dated October 21, 2024 and January 29, 2025 (collectively, the “Prior Agreements”). Under the terms of the Promissory Note, the outstanding obligations under the Prior Agreements were consolidated into a single principal amount of $273,917.81, which includes the original principal balance of $250,000, accrued interest of $8,917.81 through May 1, 2025, and an additional $15,000 agreed upon by the parties. The Promissory Note bears interest at a fixed rate of 14.00% per annum and provides that accrued interest is payable monthly, in arrears, beginning June 1, 2025. The entire outstanding principal and accrued interest shall become due and payable on the earlier of (i) the completion of a capital raise by the Company in which gross proceeds equal or exceed $4,000,000 from one or more third-party investors, or (ii) October 28, 2025 (the “Maturity Date”). The Promissory Note may be prepaid in whole or in part at any time without premium or penalty, provided all accrued and unpaid interest is paid at the time of prepayment. The Promissory Note includes customary default provisions and represents the full and complete understanding of the parties, rendering the Prior Agreements null and void.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “SG DevCo,” “we,” “us,” and “our” refer to Safe and Green Development Corporation and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2024 and 2023 and the accompanying notes, which are included in our Annual Report for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 31, 2025 (the “2024 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2024 10-K for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

●	The long-term sustainability of our operations as well as future growth depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

●	We operate in a highly competitive market for investment opportunities, and we may be unable to identify and complete acquisitions of real property assets.

●	Our property portfolio has a high concentration of properties located in certain states.

●	There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

●	Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

●	Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

●	Previously undetected environmentally hazardous conditions may adversely affect our business.

●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.

●	If we were deemed to be an investment company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

●	Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

●	Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

●	We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

●	We may not be able to sell our real property assets when we desire.

●	Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

●	If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp, Peak One Opportunity Fund, L.P., by Peak One Investments, LLC, collectively referred to as (“Peak One”), it could disrupt or adversely affect our business and our stock price could decline.

●	Future outbreaks of any highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

●	SG Holdings beneficially owns a significant portion of our outstanding common stock, and it may therefore be able to substantially control our management and affairs.

●	We currently do not intend to pay dividends on our common stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

●	We may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of the company.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our management.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Our failure to comply with continued listing requirements of Nasdaq.

●	Risks relating to ownership of our common stock, including high volatility and dilution.

The risks and uncertainties included here are not exhaustive or necessarily in order of importance. Other sections of this report and other reports we file with the SEC include additional factors that could affect our business and financial performance, including discussed in “Part II – Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as the Risk Factors set forth in our 2024 10-K. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Overview

We were formed in 2021 by Safe & Green Holdings Corp. (“SG Holdings”) for the purpose of real property development utilizing SG Holdings’ proprietary technologies and SG Holdings’ manufacturing facilities. During 2023 and 2024, our business focus was primarily on the direct acquisition and indirect investment in properties nationally to be developed in the future into green single or multi-family projects and increasing our presence in markets with favorable job formation and a favorable demand/supply ratio for multifamily and/or single-family housing. To date, we have generated minimal revenue and our real estate development related activities have consisted mostly of the acquisition and entitlement of three properties, an investment in two entities that have acquired two properties to be further developed, entry into three joint ventures with the intention of developing properties in the Texas market and an investment in real-estate related artificial intelligence (“AI”) assets and entities, as further described below.

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

In February 2025, we entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Resource Group US Holdings LLC (“Resource Group”) and its members to acquire 100% of the membership interests of Resource Group. See “Membership Interest Purchase Agreement” below for additional information about the Membership Interest Purchase Agreement. While the Company has expressed interest in shifting its primary focus to the business conducted by Resource Group—namely, the transformation of targeted organic green waste materials into engineered, environmentally friendly soil and mulch products—there can be no assurance that the acquisition will be consummated as contemplated, or at all. As a result of this potential acquisition, we have begun evaluating a possible strategic realignment of our business by exploring the monetization of certain real estate holdings held directly by the Company and through its joint ventures. These steps remain preliminary and are contingent on the successful closing of the transaction. Discussions with Resource Group remain ongoing, and the parties continue to negotiate outstanding closing deliverables and satisfy customary closing conditions, including the completion of Resource Group’s audit. Following the potential acquisition, we also anticipate reevaluating the projects, technologies, and operations of our real estate-related AI assets; however, no definitive changes to our strategic direction have been made at this time.

Recent Developments.

Milk & Honey

On January 16, 2025, Sugar Phase I LLC (“Sugar Phase 1”), our joint venture with Milk & Honey LLC, a Texas limited liability company (“Milk & Honey”), acquired twenty-two (22) lots in South Texas (the “Property”) for a purchase price of $440,000 for development of its residential development project (the “Project”). In connection with the acquisition of the Property, Sugar Phase 1 entered into a Loan Agreement, dated as of January 16, 2025 (the “Loan Agreement”), for the periodic draw down of up to $1,092,672.75 in principal amount of loan proceeds to be used for the completion of the construction of the Project, the payment of the lender’s expenses related to the Loan Agreement and the payment of expenses related to the acquisition by Sugar Phase I of the Property. The loan bears interest at the greater of the 1-Month Term Secured Overnight Financing Rate plus 5.710%, as adjusted monthly, or 9.740%, includes a loan origination fee of $23,110, matures on March 12, 2026 and is secured by the Property and other related collateral. The loan is also guaranteed by each of us and Properties by Milk & Honey LLC (each a “Guarantor”) pursuant to an Unconditional Guaranty, dated January 16, 2025 (the “Guaranty”). The obligations of each Guarantor are joint and several. The Guaranty may be enforced against any Guarantor without attempting to collect from Sugar Phase 1, any other Guarantor or any other person, and without attempting to enforce lender’s rights in any of the collateral. We, Properties by Milk & Honey LLC and the principals of Properties by Milk & Honey LLC also entered into an Indemnity Agreement, dated January 16, 2025 (the “Indemnity Agreement”), for the benefit of the lender under the Loan Agreement, with respect to the Project’s compliance with Environmental Laws, Hazardous Substances Laws and Building Laws (as such terms are defined in the Indemnity Agreement).

On March 6, 2025, we entered into a Buyout Agreement (the “Buyout Agreement”) with Milk & Honey, pursuant to which we agreed to sell to Milk & Honey our 60% membership interest (the “Interest”) in Sugar Phase I LLC, for a purchase price of $700,415.24, reflecting amounts contributed and costs incurred by us in connection with the Sugar Phase I project, to be evidenced by a one-year promissory note (the “Note”) in the principal amount of $700,415.24, bearing interest at 10% per annum.

The Buyout Agreement and Note provide that Interest will be transferred to Milk & Honey incrementally as the Note is repaid. The closing under the Buyout Agreement occurred on March 7, 2025. In connection therewith, Milk & Honey prepaid $120,000.00 of the principal amount due under the Note and the Company transferred 10.27% of our Interest in Sugar Phase I LLC.

As of May 15, 2025, we continue to work with Milk & Honey on the buyout of our 60% membership interest in Sugar Phase I LLC. Under the Buyout Agreement, which closed on March 6, 2025, Milk & Honey agreed to purchase our interest in the joint venture for a total purchase price of $700,415.24, to be paid pursuant to a promissory note.

.As of the date of this filing, Milk & Honey has made two payments totaling $385,867.75, resulting in the transfer of an aggregate 41.5% of our original 60% interest. We currently retain an 18.5% interest in Sugar Phase I LLC, with the remaining balance of $172,000 under the note to be paid in future installments.

We continue to coordinate with Milk & Honey on the remaining payment schedule and ownership transfers.

Mutual Release Agreement Safe & Green Holdings Corp.

On January 29, 2025, we entered into a mutual release and discharge agreement (the “Mutual Release”) with Safe & Green Holdings Corp. (“SGBX”) pursuant to which we forgave and released SGBX from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,322.95 and in respect of $815,522 of inter-company advances from us to SGBX (which amounts had been written off our balance sheet as of December 31, 2023) in exchange for SGBX forgiving $394,329 of inter-company debt owed to SGBX by us and for SGBX transferring 276,425 shares (the “Shares”) of our Common Stock owned by SGBX to us. We currently plan to hold the Shares in our treasury. As a result of this agreement, SGBX will no longer be a stockholder of ours.

Lago Vista Property

On January 30, 2025, LV Peninsula Holding, LLC (“LV Holding”), a wholly owned subsidiary of ours, entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell our approximately 60-acre waterfront Lake Travis site in Lago Vista, Texas (the “Lago Vista Site”) owned by us to Lithe for $6.575 million. The Contract of Sale provided that the closing of the sale by LV Holding to Lithe of the Lago Vista Site would occur on or before February 12, 2025 following satisfaction of all required closing conditions. Within four business days of signing the Contract of Sale, Lithe must provide to LV Holding an executed JV contract which includes the loan agreement.

Lithe has agreed to provide a $1,000 earnest money deposit to evidence its commitment to purchasing the Lago Vista Site. If Lithe breaches the Contract of Sale, LV Holding may terminate the Contract of Sale and receive the earnest deposit as its sole remedy. The Contract of Sale executed on January 30, 2025, supersedes the previously executed Contract of Sale with Lithe, dated April 25, 2024, as amended effective as of July 18, 2024, July 25, 2024 and August 8, 2024, for the Lago Vista Site.

As of May 15, 2025, LV Holdings terminated the Contract of Sale as we continue to field additional offers from Lithe and other parties. The Company is also in discussions with Stallion Funding, a private real estate finance company, regarding an extension and renegotiation of the Note.

JDI Cumberland Inlet

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

Resource Group US Holdings

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

As of May 15, 2025, the Company continues to evaluate and work toward the potential acquisition of Resource Group; however, there can be no assurance that the transaction will be consummated as contemplated, or at all. Discussions remain ongoing, and the parties are engaged in negotiating outstanding deliverables and conditions to closing, including the completion of Resource Group’s audit. While the Company recognizes the potential strategic benefits of integrating Resource Group’s operations, no final decisions have been made regarding any broader shift in the Company’s business focus pending the successful completion of the transaction.

Stock Divided

On March 5, 2025, our Board of Directors approved a stock dividend from its treasury (the “Stock Dividend”) of 0.05 shares of our common stock per each outstanding share of our common stock owned, payable on April 22, 2025 to stockholders of record at the close of business on April 7, 2025, such that holders of the common stock received one (1) share of the Company’s common stock for every 20 (twenty) shares held. Cash will be distributed in lieu of fractional shares based on the opening price of a share of common stock on April 8, 2025.

Arena Amendment

On April 4, 2025, we entered into an amendment (the “Arena Amendment”) to the Securities Purchase Agreement, dated August 12, 2024, as amended on August 30, 2024 (the “Purchase Agreement”), previously entered into with Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (collectively, the “Arena Investors”) in connection with the closing of the third tranche of a private placement offering (the “Offering”) with Arena Investors pursuant to which we issued 10% convertible debentures (the “Third Closing Debentures”) in the aggregate principal amount of $555,555 to Arena Investors. The Third Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%). The Third Closing Debentures provide that so long as no Event of Default (as defined therein) has then occurred, upon the Third Registration Statement Effectiveness Date (as defined therein), the Arena Investors will provide the Company with an additional $500,000 in cash and the then outstanding principal balance owing under the Third Closing Debentures will increase by $555,555.

The Third Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Third Closing Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable Third Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Third Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of our common stock equal to the principal amount of such Third Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $1.6215, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Third Closing Debentures issued on April 4, 2025, is 461,043 shares of Common Stock. In connection with the closing of the third tranche we reimbursed Arena Investors $20,000.00 for its legal fees and expenses.

Pursuant to the Arena Amendment, we agreed to issue to the Arena Investors common stock purchase warrants (the “Third Closing Warrants”) on each applicable closing date to purchase a number of shares of our common stock (the “Warrant Shares”) equal to 20% (or in the case of any warrant issued on April 4, 2025, 50%) of the total principal amount of the related Third Closing Debentures purchased by the Arena Investors on such closing date divided by 92.5% of the lowest daily VWAP of our common stock during the ten trading day period immediately preceding such closing date, subject to adjustment upon the occurrence of certain events as set forth in such Third Closing Warrants. On April 4, 2025, we issued to the Arena Investors Third Closing Warrants to purchase 461,043 Warrant Shares. The Third Closing Warrants expire five years from their date of issuance. The Third Closing Warrants are exercisable, at the option of the holder, at any time, at an exercise price (the “Exercise Price”) equal to the lesser of (i) $1.6215, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our common stock during the ten trading day period immediately preceding the Third Registration Statement Effectiveness Date (as defined therein), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Third Closing Warrants provide for cashless exercise under certain circumstances.

On April 4, 2025, we entered into a Registration Rights Agreement (the “RRA”) with the Arena Investors that provides that we will file with the Securities and Exchange Commission (the “SEC”) a registration statement to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the Third Closing Debentures and the Third Closing Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules. The Arena Amendment provides that we will use our reasonable best efforts to have the registration statement declared effective by the SEC no later than the “Third Registration Statement Effectiveness Date,” which is defined in the Arena Amendment as the 75th calendar day following April 4, 2025 (or, in the event of a “full review” by the SEC, no later than the 150th calendar day following April 4, 2025); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the Third Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

On April 4, 2025we entered into a Global Amendment (the “Global Amendment”) with the Arena Investors to the common stock purchase warrants, dated as of August 12, 2024, and the common stock purchase warrants, dated as of October 25, 2024, previously issued to the Arena Investors (collectively, the “Existing Warrants”) to provide that the exercise price of the Existing Warrants shall be equal to the lesser of (i) $.1.6215, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our common stock during the ten trading day period immediately preceding the Third Registration Statement Effectiveness Date, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions.

Results of Operations for the Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Sales	$18,170	$49,816
Commissions expense	11,800	-
Total Payroll and related expenses	451,451	2,016,087
Total General and administrative expenses	735,120	466,254
Total Marketing and business development expenses	83,661	69,150
Operating loss	$(1,263,862)	(2,501,675)
Interest expense	(954,648)	(565,996)
Interest income	23,688	-
Other income	14,829	-
Net loss	$(2,179,993)	$(3,067,671)

Sales

During the three months ended March 31, 2025 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $18,170. For the three months ended March 31, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $49,816. This decrease of $31,646 resulted from a lower amount of real estate closings during the three months ended March 31, 2025.

Payroll and Related Expenses

Payroll and related expenses for the three months ended March 31, 2025 were $451,451 compared to $2,016,087 for the three months ended March 31, 2024. This decrease of $1,564,636 in expenses resulted primarily from stock-based compensation of $1,746,640 being recognized during the three months ended March 31, 2024.

Marketing and Business Development Expenses

Marketing and business development expenses for three months ended March 31, 2025 were $83,661 compared to $69,150 for the three months ended March 31, 2024.

General And Administrative Expenses

General and administrative expenses for three months ended March 31, 2025 were $735,120 compared to $466,254 for the three months ended March 31, 2024. This increase of $268,866 resulted primarily from the increased cost of professional fees in relation of being a public company, as well as an increase in professional fees from various activities.

Interest Expense

During the three months ended March 31, 2025 and 2024, we incurred $954,648 and $565,996 of interest expense. This increase of $388,652 resulted from an increase in the balance of our notes payable.

Interest Income

During the three months ended March 31, 2025 and 2024, we incurred $23,688 and $0 of interest income. This increase of $23,688 resulted from a notes receivable balance during the three months ended March 31, 2025.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the three months ended March 31, 2025, we incurred a net loss of $2,179,993 as compared to a net loss of $3,067,671 for the three months ended March 31, 2024. We expect to incur increasing losses in the future. As of March 31, 2025 and December 31, 2024, we had cash of $17,540 and $296,202, respectively. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. Prior to us becoming a public company, our operations were primarily been funded through advances from SG Holdings and we had been largely dependent upon SG Holdings for funding. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. We intend to finance Resource Group’s expansion and our operations from the proceeds of sales of our securities to Arena Investors LP and future financings, both at the corporate and project level, and/or sale proceeds from properties that are sold.. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, we would likely be forced to delay, reduce, or terminate some or all of our operating activities, including selling some of our properties. There is no guarantee we will be successful in raising capital outside of our current sources. These and other factors raise substantial doubt about our ability to continue as a going concern.

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

Cash Flow Summary

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net cash provided by (used in):
Operating activities	$(551,874)	$(693,778)
Investing activities	(10,000)	(87,799)
Financing activities	283,211	855,878
Net increase in cash and cash equivalents	$(278,663)	$74,301

Operating activities used net cash of $551,874 during the three months ended March 31, 2025, and used cash of $693,778 during the nine months ended March 31, 2024. Cash used in operating activities decreased by $172,636 due to an decrease of net loss of $1,040,176, depreciation of $204, increase in amortization of debt issuance cost of $286,499, decrease in stock based compensation of $1,658,140, common stock for services of $322,871, increase change in prepaid assets and other current assets of $92,235, and an increase in change in accounts payable of $545,349.

Investing activities used net cash of $10,000 during the three months ended March 31, 2025, and $87,799 net cash during the three months ended March 31, 2024, which is a decrease in cash used of $77,799. This change results from, a decrease of cash acquired from a business combination of $1,082, decrease in intangible assets of $20,731, decrease in the purchase of computers and software of $32,000, an increase in project pre-development costs of $26,150.

Cash provided from financing activities was $283,211 during the three months ended March 31, 2025, which resulted from 232,784 debt issuance costs paid, increased by $1,094,400 proceeds from short-term note payable and $578,405 in repayments of short-term notes payable. Cash provided from financing activities was $855,878 during the three months ended March 31, 2024, which resulted from $321,117 debt issuance costs paid, increased by $651,700 proceeds from short-term note payable, and $525,295 from issuance of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the three months ended March 31, 2025 and the year ended December 31, 2024 included elsewhere in this Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

Investment Entities — On May 31, 2021, we agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). We contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. We will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

On June 24, 2021, we entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). We contributed $3,000,000 for its 10% equity interest. During the year ended December 31, 2023, we contributed an additional $25,000. The purpose of Cumberland is to develop a waterfront parcel in a mixed-use destination community. We have determined we are not the primary beneficiary of Cumberland and thus will not consolidate the activities in its condensed consolidated financial statements. We will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

On February 11, 2025, we entered into an Amendment (this “February Amendment”) to the Operating Agreement, dated June 24, 2021 (the “Operating Agreement”), for Cumberland, by and between us and Jacoby Development Inc., a Georgia corporation (“JDI”), and a Forced Sale Agreement by and between the Company and JDI, pursuant to which Cumberland acquired the Company’s 10% equity interest (the “LLC Interest”) in Cumberland in exchange for a promissory note (the “Cumberland Note”) from Cumberland in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI.

In connection with the Buyout Agreement, we will no longer consolidate the activities of Sugar Phase in the Company’s financial statements. The Company is now not the primary beneficiary of Sugar Phase and will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

During the three months ended March 31, 2025 and 2024, Norman Berry and Sugar Phase did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2025 and December 31, 2024.

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

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, and $1,028,323 of software development costs will be amortized over 3 years.

Project Development Costs – Project development costs are stated at cost. At March 31, 2025 our project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-1I). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13-15(e), were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, other than the material weakness discussed below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weakness

During the course of the review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we identified a material weakness in our internal controls over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2024. The weaknesses related to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements. The disclosure controls and procedures continued to be ineffective as of December 31, 2024.

In order to remediate these material weaknesses, we added four more external consultants to assist in the preparation of our financial statements.

Management has evaluated these additional controls and believe they are operating effectively and therefore has determined that the Company has remediated these material weaknesses.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information included in “Note 12 - Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from the risks previously reported in Part 1, Item 1A, “Risk Factors” of our 2024 10-K. You should carefully consider the factors discussed in Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have generated limited revenue and have incurred significant net losses in each year since inception. For the three months ended March 31, 2025, we incurred a net loss of $2,179,993 as compared to a net loss of $3,067,671 for the three months ended March 31, 2024. We expect to incur increasing losses in the future. We cannot offer any assurance as to our future financial results. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development plans.

During the three months ended March 31, 2025, our operating activities used net cash of $551,874 and as of March 31, 2025, our cash was $17,540. We have experienced significant losses since inception and have a significant accumulated deficit as of March 31, 2025 totaling $18,219,015. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not derive substantial revenue from the properties we own or have an interest in. We expect to potentially generate revenue through our strategy of strategically monetizing the land parcels and joint venture partnerships by selling them in the next years. We do not expect to generate revenue from our AI for years. The payoff of the St. Mary’s note is subject to conditions and there can be no assurance that the sale will be consummated or if consummated that the borrowers will fulfill their obligations under the note .We expect our expenses to increase if and when we are able to close the acquisition of Resource Group.

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

Although we believe our disclosure controls and procedures are effective as of March 31, 2025, we identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2024 and continued to be ineffective as of December 31, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Management and our Audit Committee, in consultation with M&K CPAS PLLC (“M&K”), our independent registered public accounting firm, determined that the material weaknesses in our internal controls as of June 30, 2024 continued as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Although we believe that our disclosure controls and procedures are effective as of March 31, 2025, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies. If we do not effectively remediate the material weaknesses identified by management and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, which, in turn, could materially adversely affect our business, the market value of our common stock and our access to capital markets.

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

On February 14, 2025, we received a letter from Nasdaq stating that based on our Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2025, Nasdaq has determined that we now comply with the stockholders’ equity requirement as set forth in Nasdaq Listing Rule 5550(b)(1).

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended March 31, 2025, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the first quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 8, 2024, File No. 001-41581)

4.1	Form of Debenture dated August 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

4.2	Form of Warrant, dated August 12, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

4.3	Form of Warrant to Arena Business Solutions Global SPC II Ltd (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S1 filed by the Registrant with the Securities and Exchange Commission on August 30, 2024, File No. 333,281889)

4.4	Global Amendment to 10% Original Issue Discount Secured Convertible Debentures (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on September 20, 2024, File No. 333-281889)

4.5	Form of Debenture dated October 25, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

4.6	Form of Warrant dated October 25, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

4.7	Global Amendment No. 2 to 10% Original Issue Discount Secured Convertible Debentures dated October 31, 2024 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)

4.8	Form of Debenture, dated April 4, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

4.9	Form of Warrant, dated April 4, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

4.10	Global Amendment, dated April 4, 2025 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

4.11	Amendment No. 3 to Loan Agreement. Dated April 11, 2025, by and between Safe and Green Development Corporation and Bridgeline Capital Ventures

4.12	Promissory Note, dated May 5, 2025, by and between Safe and Green Development Corporation and the Bryan Leighton Revocable Trust dated December 13th, 2023

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

*	Exhibits and schedules have been omitted pursuant to Items 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

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

Date: May 15, 2025