Form 10-Q
period 2025-06-30
Safe & Green Development Corp
filed 2025-08-15
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025 the issuer had a total of 3,758,665 shares of common stock, $0.001 par value per share, outstanding.

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$403,086	$227,766
Prepaid assets and other current assets	203,684	502,883
Inventory	980,082	-
Accounts receivable, net	1,096,639	-
Notes receivable, net	958,172	960,672
Current assets of discontinued operations	-	112,849
Current Assets	3,641,663	1,804,170

Assets held for sale	4,400,361	4,400,361
Land	1,058,680	807,847
Property and equipment, net	5,447,754	6,045
Project development costs and other non-current assets	96,239	96,239
Equity-based investments	617,607	3,642,607
Intangible assets, net	17,768	1,038,312
Right of use assets	317,780	-
Goodwill	23,353,585	-
Long-term assets of discontinued operations	118,398	958,211

Total Assets	$39,069,835	$12,753,792

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$5,362,688	$1,293,921
Due to affiliates	2,616,072	399,660
Short-term notes payable, net	16,679,545	8,361,655
Notes payable – related party, current	5,472,266	-
Operating lease liabilities, current	57,088	-
Finance lease liabilities, current	188,581	-
Current liabilities of discontinued operations	-	345,421
Total current liabilities	30,376,240	10,400,657

Long-term notes payable, net	2,958,391	1,499,957
Operating lease liabilities	280,992	-
Finance lease liabilities	1,075,605	-
Total liabilities	34,691,228	11,900,614

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,1,500,000 issued and outstanding as of June 30, 2025, 0 issued and outstanding as of December 31, 2024	1,500	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,132,103 issued and 3,019,340 outstanding as of June 30, 2025 and 1,486,872 shares authorized, issued and outstanding as of December 31, 2024	3,132	1,487
Additional paid-in capital	28,152,052	16,659,151
Treasury stock, at cost – 163,662 and 276,425 shares at June 30, 2025 and December 31, 2024, respectively	-	-
Accumulated deficit	(23,942,972)	(16,039,022)
Non-controlling interest	164,895	231,562
Total stockholder’s equity	4,378,607	853,178
Total Liabilities and Stockholder’s Equity	$39,069,835	$12,753,792

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$1,402,511	$42,162	$1,420,681	$91,978
Total	1,402,511	42,162	1,420,681	91,978

Cost of Revenue:
Costs of revenue	857,556	-	869,356	-
Total	857,556	-	869,356	$-

Gross Profit:	544,955	42,162	551,325	91,978

Operating expenses:
Payroll and related expenses	685,974	595,645	1,137,426	2,611,732
General and administrative expenses	1,611,549	216,829	2,346,669	683,084
Marketing and business development expense	156,778	132,661	240,439	201,811
Bad debt expense	3,025,000	-	3,025,000	-
Total	5,479,301	945,135	6,749,534	3,496,627
Operating loss	(4,934,346)	(902,973)	(6,198,209)	(3,404,649)

Other income (expense):
Interest expense	(830,196)	(1,065,818)	(1,784,845)	(1,631,814)
Interest income	23,984	-	47,672	-
Other income	16,603	-	31,432	-
Total	(789,609)	(1,065,818)	(1,705,741)	(1,631,814)

Net loss	$(5,723,955)	$(1,968,791)	$(7,903,950)	$(5,036,463)

Net loss per share
Basic and diluted	$(2.29)	(0.13)	$(3.47)	$(0.37)

Weighted average shares outstanding:
Basic and diluted	2,494,366	15,407,593	2,275,305	13,666,779

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	10,200,000	$10,200	$9,008,124	$(7,130,547)	$1,887,777
Conversion of notes payable	998,905	999	699,001	-	700,000
Issuance of common stock from EP agreement	386,000	386	421,274		421,660
Issuance of stock for services and debt and warrant issuance	224,320	224	308,291	-	308,515
Issuance of common stock for services	196,774	197	197,674	-	197,871
Issuance of common stock from restricted stock units	1,539,418	1,539	1,745,101		1,746,640
Cashless warrant exercise	305,831	306	(306)	-	-
Issuance of stock in connection with business combination	500,000	500	434,500	-	435,000
Net loss	-	-	-	(3,067,671)	(3,067,671)
Balance at March 31, 2024	14,351,248	$14,351	$12,813,659	$(10,198,218)	$2,629,792
Stock-based compensation	66,666	67	185,024	-	185,091
Conversion of notes payable and accrued interest	529,506	529	370,126	-	370,655
Issuance of common stock from EP agreement	500,000	500	294,250	-	294,750
Cashless warrant exercise	713,686	714	(714)	-	-
Issuance of stock for debt and warrant issuance	160,000	160	278,146	-	278,306
Issuance of stock for purchase of MVONIA	200,000	200	228,160	-	228,360
Net loss	-	-	-	(1,968,791)	(1,968,791)
Balance at June 30, 2024	16,521,106	$16,521	$14,168,651	$(12,167,009)	$2,018,163

	$0.001 Par Value Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2025	1,486,872	$1,487	-	$-	$16,659,151	$(16,039,022)	$231,562	$853,178
Conversion of notes payable and accrued interest	591,254	591	-	-	1,099,409	-	-	1,100,000
Exercise of prefunded warrant	83,333	83	-	-	(83)	-	-	-
Issuance of stock for debt issuance	94,000	94	-	-	114,492	-	-	114,586
Forgiveness of related party debt	-	-	-	-	391,524	-	-	391,524
Stock-based compensation	-	-	-	-	88,500	-	-	88,500
Deconsolidation of Sugar Phase	-	-	-	-	-	-	(66,667)	(66,667)
Net loss	-	-	-	-	-	(2,179,993)	-	(2,179,993)
Balance at March 31, 2025	2,255,459	$2,255	-	$-	$18,352,993	$(18,219,015)	$164,895	$301,128
Stock-based compensation	10,939	11	-	-	88,500	-	-	88,511
Share adjustment	-	-	-	-	(68)	-	-	(68)
Issuance of warrants	-	-	-	-	170,811	-	-	170,811
Issuance of common and preferred stock for acquisition of Resource	376,818	377	1,500,000	1,500	9,090,305	-	-	9,092,182
Conversion of notes payable	388,887	389	-	-	349,611	-	-	350,000
Issuance of stock for debt issuance	100,000	100	-	-	99,900	-	-	100,000
Net loss	-	-	-	-		(5,723,957)	-	(5,723,957)
Balance at June 30, 2025	3,132,103	$3,132	1,500,000	$1,500	$28,152,052	$(23,942,972)	$164,895	$4,378,607

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,903,950)	$(5,036,463)
Net loss from discontinued operations	-	-
Net loss from continuing operations	$(7,903,950)	$(5,036,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	144,685	356
Amortization	62,510	-
Bad debt expense	3,025,000	-
Amortization of debt issuance costs	840,845	1,059,135
Amortization of right of use asset	1,687	-
Stock based compensation	177,011	1,931,731
Common stock for debt and warrant issuance	-	586,821
Impairment of intangible assets	965,812
Common stock for services	-	197,871
Changes in operating assets and liabilities:
Account receivable	(168,831)	-
Inventory	(30,412)	-
Prepaid expenses	346,551	-
Notes receivable	2,500	-
Prepaid assets and other current assets	-	285,623
Intangible assets	-	(187,731)
Due to affiliates	204,219	75,000
Accounts payable and accrued expenses	2,409,973	(182,837)
Operating lease liabilities	(1,687)	-
Net cash provided by (used in) operating activities	75,913	(1,270,494)

Cash flows from investing activities:
Additions to intangible assets	(7,778)	-
Cash received in acquisition	309,557	-
Cash acquired from acquisition	-	1,082
Purchase of computers and software	-	(1,002)
Purchase of CIP materials	(2,574)	-
Project development costs	-	(30,900)
Net cash provided by (used in) investing activities	299,204	(30,820)

Cash flows from financing activities:
Debt issuance costs	(361,477)	(895,794)
Payments on finance lease	(13,620)	-
Cash paid from split	(58)	-
Proceeds from notes payable	1,224,900	1,501,700
Issuance of common stock from EP	-	716,410
Principal payments on debt	(1,339,283)	-
Net cash (used in) provided by financing activities	(489,538)	1,322,316

Net change in cash from continuing operations	(114,421)	21,002

Net cash provided by (used in) discontinued operations:
Cash provided by operating activities	237,505	-
Cash provided by investing activities	59,591	-
Cash used in financing activities	(7,355)	-
Net cash provided by discontinued operations	289,741	-
Net change in cash	175,320	21,002

Cash – beginning of period	227,766	3,236

Cash – end of period	$403,086	24,238
Supplemental disclosure of non-cash operating activities:

Prepaid interest held back from proceeds from short-term notes payable	$-	$1,000,000
Conversion of notes payable	$-	$1,070,655
Intangible assets acquired in connection with asset acquisition	$-	$103,800
Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of due from affiliate	$391,524	$-
Issuance of stock for debt issuance	$285,397	$-
Conversion of notes payable	$1,450,000	$-
Pre-funded warrants	$83	$-

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

1.	Description of Business

Safe and Green Development Corporation (the “Company” or “SG DevCo”) is a Delaware corporation, originally formed in 2021 under the name SGB Development Corp., to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From its inception through 2023, the Company’s operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States. These efforts included the direct acquisition of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects.

In 2023 and early 2024, the Company expanded its strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. The Company also announced plans to monetize its real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested into its operations or used to fund project-level or corporate activities.

In June 2025, the Company completed its acquisition of Resource Group US Holdings LLC (“Resource Group”), which marked a significant strategic shift in the Company’s core business. Resource Group, through its subsidiaries, is a vertically integrated, full-service operator in the engineered soils and organic recycling industry. Its operations center on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Resource Group also provides comprehensive green waste logistics and collection services through its owned fleet of high-capacity transportation equipment.

While Resource Group is expected to serve as the Company’s primary operational focus going forward, the Company will also continue to optimize and operate its legacy real estate assets and joint venture interests. In connection with this dual-track strategy, the Company is evaluating the most efficient path to manage its property portfolio while supporting the growth and operational scale of Resource Group.

In August 2025, the Company announced that it is exploring a potential cryptocurrency treasury reserve strategy. If consummated, such a transaction could require the divestiture of Resource Group. As of the date hereof, the Company has not received a letter of intent, on terms acceptable to it, for any such cryptocurrency-related transaction. Until such time, Resource Group remains the Company’s core operating business.

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

Reverse Stock Split

On October 8, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“Stock Split”). All share and per share amounts set forth in the condensed consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 have been adjusted to reflect the reverse stock split effected in October 2024.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

2.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements and notes should be read in conjunction with the condensed consolidated financial statements and notes for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”), MyVonia Innovations LLC (“MyVonia LLC”), Resource Group, Resource, ZEI and ETS, as well as Sugar Phase (until the time of deconsolidation as described below) and Pulga which are described below.

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

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated to date resulted from commissions related to residential real estate purchases and sales transactions, as well as the sale of land held. For revenue from commissions related to residential real estate purchased and sales transactions, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time. Revenue from commissions amounted to $18,170 and $41,162 for the three months ended June 30, 2025 and 2024 respectively. Revenue from commissions amounted to $18,170 and $91,978 for the six months ended June 30, 2025 and 2024 respectively.

The Company recognizes revenue from the sale of materials (compost, soil and mulch) as well as the collection and disposal services of waste, which at times, is produced into saleable materials. The sale of materials is recognized at the point in time when control of the product transfers to the customer, which typically occurs upon delivery or customer pickup at the Company’s facility.

Revenue from the sale of materials amounted to $1,402,511 and $0 for the three months ended June 30, 2025 and 2024, respectively. Revenue from the sale of materials amounted to $1,402,511 and $0 for the six months ended June 30, 2025 and 2024, respectively.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Accounts receivable and allowance for credit losses – Accounts receivable are receivables generated from sales to customers. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes accounts receivable at invoiced amounts.

The Company adopted ASC 326, Current Expected Credit Losses, on January 1, 2023, which requires the measurement and recognition of expected credit losses using a current expected credit loss model. The allowance for credit losses on expected future uncollectible accounts receivable is estimated considering forecasts of future economic conditions in addition to information about past events and current conditions.

The allowance for credit losses reflects the Company’s best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations, and cash flows. As of June 30, 2025 and December 31, 2024, the Company’s allowance for credit losses amounted to $75,011 and $0, respectively.

Inventory – Inventory consists of dirt, sand, mulch and compost. The Company’s inventory is valued at the lower of cost (first-in, first-out method) or net realizable value, and consists of all finished goods. As of June 30, 2025 and December 31, 2024 there was inventory of $980,082 and $0, respectively.

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

The Buyout Agreement and Note provide that the Company’s Interest will be transferred to Milk & Honey incrementally as the Note is repaid. The closing under the Buyout Agreement occurred on March 7, 2025. In connection therewith, Milk & Honey prepaid $120,000 of the principal amount due under the Note and the Company transferred 10.27% of the Company’s Interest in the JV. As of June 30, 2025, the Company has received $435,868. Additionally, the Company deconsolidated the activities of Sugar Phase during the six months ended June 30, 2025 and determined it to be a discontinued operation. As of June 30, 2025 the Company held an 10.21% interest in Sugar Phase.

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

For the Six Months Ended June 30, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Pursuant to the 3rd JV Agreement, the Company agreed to contribute $10,000 to the 3rd Joint Venture as an initial capital contribution, and Milk & Honey has agreed to contribute the Third Land to the Joint Venture. The terms of the 3rd Joint Venture are similar to the Joint Venture. As of June 30, 2025 there has been no activity in the 3rd Joint Venture.

Investment Entities — On May 31, 2021, the Company agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an investment in its condensed consolidated financial statements. As of June 30, 2025 the Company continued to hold a 50% interest in Norman Berry.

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

On February 11, 2025, the Company entered into an Amendment (this “February Amendment”) to the Operating Agreement, dated June 24, 2021 (the “Operating Agreement”), for Cumberland, by and between the Company and Jacoby Development Inc., a Georgia corporation (“JDI”), and a Forced Sale Agreement by and between the Company and JDI, pursuant to which Cumberland acquired the Company’s 10% equity interest (the “LLC Interest”) in Cumberland in exchange for a promissory note (the “Cumberland Note”) from Cumberland in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI. Due to uncertainty in the collection of the Cumberland Note as of June 30, 2025, the Company has recorded an allowance for credit losses in the amount of $4,500,000. As of June 30, 2025, due to possible uncollectability of the Cumberland Note the company has recorded an allowance for credit losses in the amount of $4,500,000.

In connection with the Buyout Agreement, the Company no longer consolidates the activities of Sugar Phase in the Company’s financial statements. The Company is now not the primary beneficiary of Sugar Phase and will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

During the six months ended June 30, 2025 and 2024, Norman Berry and Sugar Phase did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the Company’s balance of equity-based investments is for its remaining investment in Norman Berry. As of December 31, 2024 the Company’s balance of equity-based investments related to its $3,000,000 investment in Cumberland and $642,607 investment in Norman Berry.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. .. Repairs and maintenance are charged to expense when incurred.

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years and $1,028,323 of software development costs that will be amortized over 3 years. During the six months ended June 30, 2025, the Company determined that the software development costs were impaired and recorded an impairment loss in the amount of $965,812.

Project Development Costs — Project development costs are stated at cost. At June 30, 2025 and December 31, 2024, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell a 50+ acre Lake Travis project site in Lago Vista, Texas (“Lago Vista”), which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

On January 30, 2025, the Company entered into a definitive agreement (the “Purchase Agreement”) with Lithe Development Inc., a Texas corporation (“Lithe”), for the sale of the Lago Vista Site. The agreed-upon purchase price for the property was $6,575,000. The Lithe sale was subsequently canceled, and the Company is currently negotiating potential joint venture arrangements and sales with other parties. Currently any potential sales did not materialize, and Lago Vista continues to be actively marketed.

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

For the Six Months Ended June 30, 2025 and 2024

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

On November 13th, 2024 the Company entered into a promissory note for $960,672 in connection with the sale of the St. Mary’s Site. The promissory note bears 10% interest per annum, provide for monthly interest payments and mature on March 15th, 2025 with the option to extend up to three times by paying $10,000 for each extension. Each extension period is 30 days. On June 23, 2025, the Company entered into an amendment to this note. Upon execution of the amendment, the Borrower paid the Company an extension fee of $40,000. The amendment revised the payment schedule under the note to provide for: (i) a second payment of $250,000 due on or before July 30, 2025 (subject to a 30-day extension if the Borrower provides proof of funds and the Company consents), and (ii) a final payment of $670,672 due on or before October 30, 2025 (or November 29, 2025, if the second payment is extended). The amendment also provides for automatic acceleration of all outstanding obligations under the note if any scheduled payment is not made on time. Additional events of default include the Borrower’s default under any other obligations in excess of $50,000, the occurrence of a material adverse change in the Borrower’s financial condition, and failure to cooperate in perfecting the Company’s security interests.

On February 11, 2025, the Company entered into the Cumberland Note in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI.

As disclosed in Note 2, the Company has recorded an allowance for credit losses in the amount of $4,500,000.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

4.	Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2025 and December 31, 2024 the Company’s property and equipment, net consisted of the following:

	2025	2024	Estimated Life
Computer equipment and software	$7,293	$7,293	5 years
Equipment	3,573,450	-	5-10 years
Furniture and fixtures	1,329,412	-	4-7 years
Land improvements	321,922	-	7-20 years
Vehicles and trailer	5,666,585	-	5 years
Less: accumulated depreciation	(5,450,908)	(1,248)
Property, plant and equipment, net	$5,447,754	$6,045

Included in property and equipment is $2,211,471 and $0 of finance lease right of use assets as of June 30, 2025 and December 31, 2024, respectively.

Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $143,210 and $0, respectively of which $19,423 and $0 related to finance leases. Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $144,685 and $356, respectively $19,423 and $0 related to finance leases.

At June 30, 2025 and December 31, 2024 the Company’s intangible assets consisted of the following:

	2025	2024
Software development	$-	$1,018,323
Website costs	22,210	22,210
Less: accumulated amortization	(4,442)	(2,221)
	$17,768	$1,038,312

Amortization expense for the three months ended June 30, 2025 and 2024 amounted to $37,506 and $0, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 amounted to $62,510 and $0, respectively.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

For the years ended December 31:	Estimated amortization expense
2025 (remaining)	$2,221
2026	4,442
2027	4,442
2028	4,442
2029	2,221
$17,768

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

5.	Equity-based investments

As of June 30, 2025, the Company’s investment in Norman Barry and Sugar Phase amounted to $617,607 and $177,989, respectively. The approximate combined financial position of the Company’s equity-based investments are summarized below as of June 30, 2025 and December 31, 2024:

Condensed balance sheet information:	2025	2024
	(Unaudited)	(Unaudited)
Total assets	$2,281,000	$40,400,000
Total liabilities	$1,007,000	$10,200,000
Members’ equity	$1,274,000	$30,200,000

6.	Notes Payable– Related Party

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

As of August 14th , 2025, the LV Note is currently in default and LV Holding is negotiating a forbearance and extension on the LV Note to extend the maturity date to April 1st , 2026.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

On April 11th, 2025, BCV and the Company amended the BCV Loan Agreement (“Amendment No. 3”) to extend the maturity date of the note from December 1, 2024 to December 1, 2025. Additionally, BCV increased the principal balance of the note to $2,200,000.00 (two million two hundred thousand dollars). According to Amendment No. 3, the loan will now be primarily secured by 176,425 Treasury Shares and will be additionally secured by the $960,672 St Mary’s Note as well as the Cumberland Note, which is alternative collateral and only used if the note is in default.

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

On May 1, 2025, the Company entered into a consolidated promissory note agreement (the “Promissory Note”) with the Bryan Leighton Revocable Trust dated December 13, 2023 (the “Lender”), which supersedes and replaces the original credit agreement dated March 1, 2024, and the subsequent extension agreements dated October 21, 2024 and January 29, 2025 (collectively, the “Prior Agreements”). Under the terms of the Promissory Note, the outstanding obligations under the Prior Agreements were consolidated into a single principal amount of $273,917.81, which includes the original principal balance of $250,000, accrued interest of $8,917.81 through May 1, 2025, and an additional $15,000 agreed upon by the parties, which was recorded as interest expense. The Promissory Note bears interest at a fixed rate of 14.00% per annum and provides that accrued interest is payable monthly, in arrears, beginning June 1, 2025. The entire outstanding principal and accrued interest shall become due and payable on the earlier of (i) the completion of a capital raise by the Company in which gross proceeds equal or exceed $4,000,000 from one or more third-party investors, or (ii) October 28, 2025 (the “Maturity Date”). The Promissory Note may be prepaid in whole or in part at any time without premium or penalty, provided all accrued and unpaid interest is paid at the time of prepayment. The Promissory Note includes customary default provisions and represents the full and complete understanding of the parties, rendering the Prior Agreements null and void.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

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

On April 29, 2025, the Company issued a promissory note (the “Fifth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $128,000 for a purchase price of $107,000, representing an original issue discount of $21,400. Under the terms of the Fifth 1800 Diagonal Note, beginning on November 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,457, with $73,830 being due during October 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Fifth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs.

On May 12, 2025, the Company issued a promissory note (the “Sixth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $66,700 for a purchase price of $58,000, representing an original issue discount of $8,700. Under the terms of the Sixth 1800 Diagonal Note, beginning on December 15, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $9,588, with $38,352 being due during November 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Sixth 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs.

On June 3, 2025, the Company issued a promissory note (the “Seventh 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $124,200 for a purchase price of $108,000, representing an original issue discount of $16,200. Under the terms of the Sixth 1800 Diagonal Note, beginning on June 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $13,911. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Seventh 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

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

The Company entered into a Registration Rights Agreement, dated August 12, 2024 (the “First Closing RRA”), with the Arena Investors where the Company agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the First Closing RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules. The Company has filed a registration statement registering the securities issuable upon conversion or exercise of the First Closing Arena Debentures and First Closing Arena Warrants, in order to satisfy its obligations under the First Closing RRA, and such registration statement was declared effective by the SEC on September 30, 2024. In the event the number of shares available under such registration statement is insufficient to cover the securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants, the Company is obligated to file one or more new registration statements until such time as all securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants have been included in registration statements that have been declared effective and the prospectus contained therein is available for use by the Arena Investors.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

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

On April 4, 2025, the Company closed the third tranche of its private placement offering (the “Offering”) with the Arena Investors) under the Arena Purchase Agreement to which the Company issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Five Hundred Thousand Two Hundred Dollars ($500,000) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 461,043 shares (the “Warrant Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

The Third Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%). The Third Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Third Closing Debenture. The PIK Interest shall be added to the outstanding principal amount of the applicable Third Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Third Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of our Common Stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $1.62, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of our Common Stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Third Closing Debentures is 461,043 shares of Common Stock. In connection with the closing of the third tranche, the Company reimbursed Arena Investors $20,000 for its legal fees and expenses. In addition, the initial fair value of the Third Closing Arena Warrants, as described below, amounted to $285,386 and has been recorded as a debt discount and will be amortized over the effective rate method.

The Third Closing Warrants expire five years from their date of issuance. The Third Closing Warrants are exercisable, at the option of the holder, at any time, for up to 461,043 shares of the Company’s Common Stock at an exercise price equal to $1.62 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Third Closing Warrants provide for cashless exercise under certain circumstances. During the six months ended June 30, 2025, $550,000 from First Closing Arena Debenture were converted into 980,141 shares of common stock within the terms of the original agreement, and there was no gain or loss recognized.

Purchase Agreement

On June 2, 2025, Safe and Green Development Corporation (the “Company”) entered into an Amendment (the “Amendment”) to Membership Interest Purchase Agreement, dated February 25, 2025, (the “Purchase Agreement”) with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of Resource Group (the “Equityholders”). The Amendment alters the consideration to be paid by the Company to the Equityholders in connection with the purchase of 100% of the membership interests of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Purchase Agreement was executed; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (which, subject to the approval of the Company’s stockholders and The Nasdaq Stock Market (“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock). The Amendment also provides that, subject to shareholder approval, the Company will issue an aggregate of 41,182 additional shares of Company common stock to the Equityholders upon the approval of such issuance by the Company’s stockholders at the Company’s stockholders’ meeting and provided that the Company continues to meet and is eligible to meet the Nasdaq continued listing requirements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

Peak One

On June 26, 2025, the Company entered into a Securities Purchase Agreement, dated June 26, 2025 (the “Purchase Agreement”), with an institutional investor (the “Investor”), pursuant to which the Company issued to the Investor a 10% convertible debenture (the “Debenture”) in the principal amount of $172,500 in a private placement offering (the “Offering”). The Debenture was sold to the Investor for a purchase price of $155,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, the Company paid $5,000 as a non-accountable fee to the Investor to cover its accounting fees, legal fees and other transactional costs and issued to the Investor and its designee an aggregate total of 100,000 shares of its restricted common stock (the “Commitment Shares”) as described in the Purchase Agreement.

The Debenture matures twelve months from its date of issuance and bears interest at a rate of 10% per annum payable on the maturity date. The Debenture is unsecured and subordinated to the outstanding 10% Original Issue Discount Secured Convertible Debentures issued to the Arena Investors (as defined below) by the Company. The Debenture is convertible, at the option of the holder, at any time on or after the earlier of (i) March 23, 2026 or (ii) the date that the Arena Debentures (as defined below) are extinguished, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to the closing price of the Company’s common stock on the trading day immediately preceding the conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.19 (the “Floor Price”).

The Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Debenture is outstanding, if the Company receives cash proceeds of more than $500,000 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 100% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture.

The Debenture contains customary events of default. If an event of default occurs, until it is cured, the Investor may increase the interest rate applicable to the Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the Debenture, the Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the Debenture) or incurring any new indebtedness that is senior to the Debenture or secured by the assets of the Company until the Debenture is paid in full.

Without giving effect to the Exchange Cap discussed below, assuming we converted the Debenture and all accrued interest in full into common stock at the Floor Price (assuming the Debenture accrued interest for a period one year), approximately 907,894 shares of our common stock would be issuable upon conversion.

The Purchase Agreement provides the Investor with “piggy-back” registration rights, if the Company files with the Securities and Exchange Commission (the “SEC”) a registration statement covering any of its securities, to use its reasonable efforts to effect the registration of the maximum number of Registrable Securities (as defined in the Purchase Agreement) as shall be permitted to be included thereon in accordance with applicable SEC rules.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

As of March 31, 2025 and December 31, 204, notes payable consisted of the following:

	2025	2024
LV Note	$5,000,000	$5,000,000
2nd Lien Note	1,000,000	1,000,000
BCV Loan Agreement	2,200,000	2,100,000
Leighton	250,000	250,000
1800 Diagonal Note	-	21,467
Second 1800 Diagonal Note	-	27,222
Fifth 1800 Diagonal Note	128,400	-
Sixth 1800 Diagonal Note	66,700	-
Seventh 1800 Diagonal Note	107,537	-
Cash Advance Agreement	-	76,141
Second Cash Advance Agreement	-	149,828
Fifth Cash Advance Agreement	561,200
First Closing Arena Debentures	138,889	138,889
Second Closing Debentures	772,222	2,222,222
Third Closing Debentures	550,000
Peak One	172,500	-
Member Note (related party) - $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing of the Resource Group acquisition closing	480,000	-
Gail Baird Foundation – Mortgage note payable with an original principal amount of $2,500,000 dated October 23, 2023 with a maturity date of April 21, 2025 and interest rate of 14% per annum. Guaranteed by a member of the Company, collateralized by land held by the Company and the entire principal balance due upon maturity. The Company recognized a discount of $350,000 on such note, of which amortization of debt discount of $284,016 and $65,984 has been recognized during the years ending December 31, 2024 and 2023, respectively. The note is currently in default.	2,500,000	-
CCG Loan1 – Note payable with an original principal amount of $389,469 dated July 12, 2022 with a maturity date of April 12, 2026, interest rate of 10.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	93,318	-
CCG Loan2 – Note payable with an original principal amount of $507,935 dated August 26, 2022 with a maturity date of May 26, 2026, interest rate of 11.18% per annum, secured by underlying equipment and monthly payments of principal and interest.	133,710	-
CCG Loan3 – Note payable with an original principal amount of $428,446 dated October 13, 2023 with a maturity date of August 13, 2027, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	253,153	-
John Deere Equipment – Note payable with an original principal amount of $91,778 dated March 4, 2022 with a maturity date of March 4, 2026, no interest and monthly principal payments.	15,296	-
Loeb – Note payable with an original principal amount of $3,196,215 dated September 7, 2023 with a maturity date of September 7, 2026, interest rate of 15.5% per annum during 2023 and 14.5% per annum during 2024, secured by underlying equipment and monthly payments of principal and interest with $1,796,979 due upon maturity. $2,601,704 of the proceeds were used to pay off the Garrington note as described above.	2,524,116	-
Index Loan 2 (related party) – Note payable dated November 8, 2022 due on demand and interest rate of 11.5% per annum	31,749	-
MCS (related party) – Note payable with an original principal amount of $4,960,517 dated January 31, 2023 with a maturity date of January 1, 2025, interest rate of 12.5% per annum, with the entire principal amount due upon maturity.$4,097,990 of the proceeds were used to pay off the CA Funding note as described above, along with $866,088 amounts that were due from related parties and accrued interest. The note is currently in default.	4,960,517	-
ZEI Seller Loan – Note payable with an original principal amount of $750,000 dated March 21, 2022 with a maturity date of April 30, 2025 and interest rate of 7% per annum and entire principal balance due upon maturity.	250,000	-

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

Moorback 6600 STA – Note payable with an original principal amount of $312,350 dated January 31, 2024 with a maturity date of February 28, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	249,121	-
Blending Line STA – Note payable with an original principal amount of $94,605 dated February 1, 2024 with a maturity date of March 5, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	75,452	-
Dollinger Bridge – Note payable with an original principal amount of $600,000 dated July 25, 2024 with a maturity date of October 23, 2024, interest rate of 14% per annum, with the entire principal amount due upon maturity. Subsequent to December 31, 2024, the note was extended to December 31, 2025.	540,000	-
911 Grapple Truck – Note payable with an original principal amount of $305,985 dated September 1, 2024 with a maturity date of August 30, 2029, interest rate of 7.74% per annum, secured by underlying equipment and monthly payments of principal and interest.	262,820	-
Ford T350 – Note payable with an original principal amount of $39,066 dated October 1, 2024 with a maturity date of September 30, 2029, interest rate of 9% per annum, secured by underlying equipment and monthly payments of principal and interest.	33,279	-
MCA2-Unique Funding Solutions - Cash advance agreement dated May 6, 2025 with a maturity date of November 13, 2025 and weekly estimated payments of $22,192.	395,018	-
MCA3-CFG Merchant Solutions - Cash advance agreement dated June 20, 2025 with a maturity date of May 13, 2026 and weekly estimated payments of $17,443.	859,772	-
MCA4-Greyhaven Partners - Cash advance agreement dated June 26, 2025 with a maturity date of October 12, 2025 and weekly estimated payments of $8,128.	178,800	-
BMO Note payable – Note payable with an original principal amount of $861,485 dated August 22, 2022 with a maturity date of September 30, 2028, interest rate of 6.35% per annum, secured by underlying equipment and monthly payments of principal and interest.	505,102	-
Huntington Note Payable – Note payable with an original amount of $317,571 dated December 23, 2022 with a maturity date of December 31, 2028, interest rate of 7.29% per annum, secured by underlying equipment and monthly payments of principal and interest.	206,019	-
Xerox Copier Note Payable – Note payable with an original amount of $10,423 dated July 1, 2020 with a maturity date of September 30, 2025, interest rate of 4% per annum, secured by underlying equipment and monthly payments of principal and interest	1,626	-
PNC Equipment Finance – Note payable with an original amount of $158,429 dated December 27, 2022 with a maturity date of January 31, 2029, interest rate of 8% per annum, secured by underlying equipment and monthly payments of principal and interest.	103,541	-
SMFL Note Payable – Note payable with an original amount of $357,260 dated December 27, 2022 with a maturity date of January 31, 2029, no interest, secured by underlying equipment and monthly payments of principal and interest.	208,401	-
Verdant – Note payable with an original amount of $496,993 dated September 18, 2022 with a maturity date of October 16, 2027, interest rate of 6.67% per annum, secured by underlying equipment and monthly payments of principal and interest	200,750	-
MCA-CFG Merchant Solutions	775	-
MCA3-CFG Merchant Solutions - Cash advance agreement dated March 21, 2025 with a maturity date of January 21, 2026 and weekly estimated payments of $18,818.	583,366	-
MCA4 - Cedar Advance- Cash advance agreement dated June 16, 2025 with a maturity date of December 16, 2026 and weekly estimated payments of $6,000.	142,000	-
MCA5-MCA Servicing Company Cash advance agreement dated June 25, 2025 with a maturity date of October 11, 2025 and weekly estimated payments of $8,128.	178,800	-
Total	26,913,949	10,985,769
Less: debt discount	(1,803,747)	(1,124,157)
Total Debt	25,110,203	9,861,612
Less: current maturities, net	(22,151,811)	(8,361,655)
Long-term debt, net	$2,958,391	$1,499,957

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

6.	Notes Payable– Related Party (cont.)

Scheduled maturities of notes payable is as follows for the years ending June 30,:

2025	$21,174,411
2026	4,666,537
2027	556,890
2028	455,313
2029	60,798
26,913,949
Less: debt discount and debt issuance costs	(1,803,747)
Total Debt	25,110,202
Less: current maturities	(22,151,811)
Long-term debt, net	$2,958,391

For the three months ended June 30, 2025 and 2024, the Company recognized amortization of debt issuance costs and debt discount of $265,465up and $738,018, respectively, on all debt outstanding. For the six months ended June 30, 2025 and 2024, the Company recognized amortization of debt issuance costs and debt discount of $840,845 and $1,059,135, respectively, on all debt outstanding. As of June 30, 2025, the unamortized debt issuance costs and discount amounted to $1,803,747.

7.	Business Combination and Acquisition of Assets

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
$589,675

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

7.	Business Combination and Acquisition of Assets (cont.)

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

On June 2, 2025, the Company completed the acquisition of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Purchase Agreement was executed, which amounted to 376,818 shares of common stock; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (which, subject to the approval of the Company’s stockholders and The Nasdaq Stock Market (“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock). In accordance with ASC 805, the Resource Group acquisition is accounted for as a business combination. The Resource Group acquisition was made for the purpose of primarily shifting the Company’s future business. The integration of Resource Group is expected to enhance the Company’s revenue profile, diversify its operations, and provide a scalable platform for expansion into additional engineered soil, logistics, and environmental service markets. Management believes this strategic alignment will allow the Company to capture synergies across its operational segments while creating long-term shareholder value. While Resource Group is expected to serve as the Company’s primary operational focus going forward, the Company will also continue to optimize and operate its legacy real estate assets and joint venture interests. In connection with this dual-track strategy, the Company is evaluating the most efficient path to manage its property portfolio while supporting the growth and operational scale of Resource Group.

The purchase consideration amounted to:

Note payable	$480,000
Equity compensation	9,092,182
$9,572,182

The total equity compensation was valued as follows: common stock at the closing price upon acquisition which amounted to $452,182, and the preferred stock at a value of $8,640,000 which was calculated at the estimated conversion price of the common stock with a related discount.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Resource Group Acquisition:

Cash and cash equivalents	$309,556
Accounts receivable	927,808
Inventory	949,670
Prepaid expenses and other current assets	1,151,174
Property and equipment	5,583,820
Intangible assets	-
Right of use assets	319,467
Accounts payable and accrued expenses	(1,950,659)
Notes payable	(13,340,538)
Notes payable, related party	(5,256,000)
Operating lease liabilities	(1,958,313)
Finance lease liabilities	(817,390)
Goodwill	23,353,585
$9,752,182

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

7.	Business Combination and Acquisition of Assets (cont.)

As of June 30, 2025, the Company has not completed its measurement period with respect to the Resource acquisition.

The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2025 and 2024 assume the acquisition Resource Group was completed on January 1, 2024:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$4,940,631	$4,644,124
Pro-forma net loss	$(7,207,204)	$(4,800,108)

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2025 and 2024 assume the acquisition Resource Group was completed on January 1, 2024:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$10,237,365	$8,785,928
Pro-forma net loss	$(8,645,522)	$(6,215,229)

8.	Net Loss Per Share

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

At June 30, 2025, there were 696,897 warrants outstanding that could potentially dilute future net loss per share.

9.	Stockholder’s Equity

As of June 30, 2025, the Company has 3,132,103 shares of common stock issued and outstanding.

During the six months ended June 30, 2025, the Company issued 194,000 shares of common stock for the issuance of debt with a value of $214,586, as previously disclosed, as well as 83,333 shares of common stock from the exercise of pre-funded warrants.

During the six months ended June 30, 2025, the Company issued 980,141 shares of common stock resulting from the conversion of an aggregate of $1,450,000 of Additional Closing Arena Debentures principal amount and accrued interest. The conversions were within the terms of the underlying agreements and no gain or loss was recorded.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

9.	Stockholder’s Equity (cont.)

On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with SG Holdings pursuant to which the Company forgave and released SG Holdings from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,323 and in respect of $815,522 of inter-company advances from the Company to SG Holdings (which amounts had been previously written off of on the Company’s balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of inter-company debt owed to SG Holdings by the Company and for SG Holdings transferring 276,425 shares (the “Treasury Shares”) of the Company’s Common Stock owned by SG Holdings to the Company. The Company initially is holding the Treasury Shares in its treasury. As a result of this agreement, SG Holdings will no longer be a stockholder of the Company. The total amount forgiven amounted to $391,524 and has been recorded in additional paid in capital.

On March 5, 2025, the Company approved a stock dividend from the Treasury Shares. The record date for the stock dividend is April 7, 2025 with distribution to stockholders taking place after the close of trading on April 22, 2025. As of June 30, 2025, 112,763 shares of common stock were issued and the Company still held 163,662 shares of treasury stock.

Preferred Shares

As of June 30, 2025, the Company has 1,500,000 shares of preferred stock issued and outstanding. The preferred stockholders shall not be entitled to receive any dividends or distributions. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Convertible Preferred Stock shall be entitled to be paid, with respect to each share of Series A Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount in cash per share of Series A Convertible Preferred Stock equal to the Stated Value (the amount payable pursuant to this sentence is hereinafter referred to as the “Liquidation Value”). After payment of the Liquidation Value as set forth above, the shares of Series A Convertible Preferred Stock shall no longer be deemed to be outstanding and the holders thereof shall have no further rights as holders of Series A Convertible Preferred Stock. Except as otherwise required by law, the Series A Convertible Preferred Stock shall have no voting rights; provided, however, as long as any shares of Series A Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend this Certificate of Designation. Subject to, and following, the approval by the Company’s stockholders of the issuance of Corporation’s Common Stock upon the conversion of the Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock shall thereafter be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into six (6) fully paid and nonassessable shares of Common Stock (the “Conversion Ratio”). Shares of Series A Convertible Preferred Stock may not be redeemed by the Corporation absent the consent of the holder thereof. Redeemed shares of Series A Convertible Preferred Stock shall return to the status of and constitute authorized but unissued shares of Preferred Stock, without classification as to series until such shares are once more classified as a particular series by the Board of Directors pursuant to the provisions of the Articles of Incorporation.

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

In connection with the EP Agreement, the Company agreed, among other things, to issue Peak One’s designee 100,000 shares of its restricted common stock (5,000 as adjusted for the Stock Split) as commitment shares. As of December 31, 2024, the Company has sold approximately 986,000 shares (49,300 as adjusted for the Stock Split) under the EP Agreement with a value of $750,719.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

9.	Stockholder’s Equity (cont.)

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

The obligation of Arena Global to purchase the Company’s common stock under the ELOC Purchase Agreement begins on the date of the ELOC Purchase Agreement, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the ELOC Purchase Agreement equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”). As of June 30th , 2025, there have been no share issuances under the ELOC Purchase Agreement. On July 29th, 2025, the Company entered into a Waiver and Consent (the “Arena Waiver”) with Arena Business Solutions Global SPC II, LTD (“Arena Business Solutions Global”), effective June 29, 2025, pursuant to which Arena Business Solutions Global agreed to waive any rights it has under the Securities Purchase Agreement by and between it and the Company, dated as of August 12, 2024, as amended on August 30, 2024 and November 15, 2024, with respect to, and consents to the Company entering into variable rate transactions. In consideration for the Arena Waiver, the Company agreed to issue to Arena Business Solutions Global a five-year pre-funded warrant exercisable for 100,000 shares of its common stock at a strike price of $0.0001 per share (the “Arena Pre-Funded Warrant”). On August 4th, 2024, the Company terminated the ELOC Purchase Agreement and entered into a waiver

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

9.	Stockholder’s Equity (cont.)

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

For the Six Months Ended June 30, 2025 and 2024

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

In conjunction with the issuance of Third Closing Warrants in April 2025, the Company issued warrants to purchase an aggregate of 461,043 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 461,043 shares of common stock of the Company at an exercise price equal to $1.6215 subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the Second Closing Warrants agreement. The initial fair value of warrants amounted to an aggregate of $170,811 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	125%

Warrant activity for the six months ended June 30, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	357,937	$4.01	4.60	-
Granted	461,043	1.62	-
Exercised	(83,333)
Outstanding and exercisable – June 30,2025	735,647	$2.51	4.10	$-

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

10.	Share-based Compensation

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

For the six months ended June 30, 2025, the Company recorded stock-based compensation expense of $177,011, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. The Company used the simplified or plain vanilla method of estimating the term of the granted restricted stock units. This expense resulted from restricted stock units granted in 2024 that were issued at a fair value of $0.28 which represented the closing price of the Company’s common stock. The fair value of these units upon issuance amounted to $354,000. As of June 30, 2025, there was a total of $0 of unrecognized compensation costs related to non-vested restricted stock units. As of June 30, 2025, there were 289,859 shares of the Company’s common stock available for issuance under the 2023 Plan.

The following table summarized restricted stock unit Activities during the six months ended June 30, 2025

Number of Shares
Non – vested balance at January 1, 2025	625,000
Granted	-
Vested	(625,000)
Forfeited/Expired	-
Non – vested balance at June 30, 2025	-

11.	Leases

The Company leases office space non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately five year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2025

Operating Leases
Right-of-use assets		$317,780

Current liabilities	Lease liability, current maturities	57,088
Non-current liabilities	Lease liability, net of current maturities	280,992
Total operating lease liabilities		$338,080

Weighted Average Remaining Lease Term
Operating leases		5.38 years
Weighted Average Discount Rate
Operating leases		8%

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

11.	Leases (cont.)

The Company leases various equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately one year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2025

Finance Leases
Right-of-use assets (included in property and equipment)		$2,110,471

Current liabilities	Lease liability, current maturities	188,581
Non-current liabilities	Lease liability, net of current maturities	1,075,605
Total finance lease liabilities		$1,264,186

Weighted Average Remaining Lease Term
Finance leases		3.42 years
Weighted Average Discount Rate
Finance leases		8%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Operating
2025 (remaining)	$410,539
2026	374,871
2027	374,240
2028	376,015
2029	372,469
Thereafter	361,188
Total lease payments	2,269,322
Less: Imputed interest	(544,150)
Present value of lease liabilities	$1,725,172

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

12.	Related Party Transactions

The Company intends to formalize the amount due into a promissory note. As of December 31, 2023, the Company has recorded a reserve against the $1,720,844, which is included in additional paid in capital. As disclosed in Note 9, on January 29, 2025, the Company into a Mutual Release with SG Holdings in regards to such amount as well as other amounts between the Company and SG Holdings. The total amount forgiven amounted to $391,524 and has been recorded in additional paid in capital.

As of June 30, 2025 and December 31, 2024 included in accounts payable and accrued expenses is $740,000 and $460,000, respectively, due to the Company’s board members. This includes pro-rated cash retainers for the 3rd and 4th quarter of 2024 and 1st quarter of 2025.

As of June 30, 2025, the Company had $2,616,072 due to related parties. These amounts resulted from advances from affiliates of the Company and are non-interest bearing and due on demand.

As disclosed in Note, the Company has a note payables from a related parties in the amount of $5,472,266 as of June 30, 2025.

13.	Commitments and Contingencies

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

14.	Segment Reporting

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

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Six Months Ended June 30, 2025
Revenue	$--	$18,170	$425,196	$977,314	$1,420,681
Cost of revenue	--	11,800	85,309	772,246	869,356
Operating expenses:
Payroll and related expenses	880,812	11,214	123,204	122,196	1,137,426
Professional fees	796,630	279,977	220,373	83,877	1,380,857
Other operating expenses	1,203,527	-	2,724	-	1,206,251
Bad debt expense	3,025,000				3,025,000
Total operating expenses	5,905,969	291,191	346,300	206,073	6,749,534
Operating loss	(5,905,969)	(284,821)	(6,414)	(1,006)	(6,198,209)
Other income (expense)	(1,436,546)	(3,880)	(195,915)	(69,400)	(1,705,741)
Net loss	$(7,342,515)	$(288,701)	$(202,329)	$(70,406)	$(7,903,950)
Total assets	$7,865,417	$7,432	$20,031,438	$2,096,785	$39,069,835

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

14.	Segment Reporting (cont.)

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Three Months Ended June 30, 2025
Revenue	$-	$-	$425,197	$977,314	$1,402,511
Cost of revenue	-	-	85,309	772,246	857,556
Operating expenses:
Payroll and related expenses	440,575		123,204	122,196	685,975
Professional fees	61,207	280,280	220,373	83,877	645,736
Other operating expenses	1,119,866		2,724	-	1,122,590
Bad debt expense	3,025,000				3,025,000
Total operating expenses	4,646,648	280,280	346,301	206,073	5,479,301
Operating loss	(4,646,648)	(280,280)	(6,414)	(1,006)	(4,934,346)
Other income (expense)	(524,295)	-	(195,913)	(69,401)	(789,609)
Net loss	$(5,170,943)	$(280,280)	$(202,327)	$(70,407)	$(5,723,955)
Total assets	$7,865,417	$7,432	$20,031,438	$2,096,785	$39,069,835

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Six Months Ended June 30, 2024
Revenue	$-	$91,978	$-	$-	$91,978
Cost of revenue	-	-	-	-	-
Operating expenses:			-	-
Payroll and related expenses	2,600,518	11,214	-	-	2,611,732
Professional fees	669,050	14,034	-	-	683,084
Other operating expenses	201,811	-	-	-	201,811
Total operating expenses	3,471,379	25,248	-	-	3,496,627
Operating loss	(3,471,379)	66,730	-	-	(3,404,649)
Other income (expense)	(1,628,389)	(3,425)	-	-	(1,631,814)
Net loss	$(5,099,768)	$63,305	$-	$-	$(5,036,463)
Total assets	$12,442,980	$211,257	$-	$-	$12,654,237

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Three Months Ended June 30, 2024
Revenue	$-	$42,162	$-	$-	$42,162
Cost of revenue	-	-	-	-	-
Operating expenses:			-	-
Payroll and related expenses	523,239	72,406	-	-	595,645
Professional fees	207,006	9,823	-	-	216,829
Other operating expenses	132,661	-	-	-	132,661
Total operating expenses	826,906	82,229	-	-	945,135
Operating loss	(826,906)	(40,067)	-	-	(902,973)
Other income (expense)	(1,064,607)	(1,211)	-	-	(1,065,818)
Net loss	$(1,927,513)	$(41,278)	$-	$-	$(1,968,791)
Total assets	$12,442,980	$211,257	$-	$-	$12,654,237

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

15.	Deconsolidation and Discontinued Operations

As disclosed in Note 2, during the six months ended June 30, 2025, the company deconsolidated the activities of Sugar Phase. Upon deconsolidation, the Company accounts for its investment in Sugar Phase on the equity method. The effect of the Deconsolidation resulted in a derecognition of $1,458,927 of assets, $832,121 of liabilities, and $66,667 in the carrying value of the non-controlling interest in Sugar Phase. There was no gain or loss recognized in the deconsolidation as the carrying value of the Company’s investment equated the fair value of its investment. The assets and liabilities of Sugar Phase at the time of deconsolidation amounted to the following:

Assets:
Cash	$28,970
Prepaid expenses and other current assets	88,109
Total current assets	117,079

Land	601,519
Property, plant and equipment, net	740,329
Total long-term assets	1,341,848

Liabilities:
Accounts payable and accrued expenses	37,600
Short-term notes payable, net	794,521
$832,121

The assets and liabilities associated with discontinued operations were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets of Discontinued Operations
Current assets of discontinued operations:
Cash	$-	$68,436
Prepaid assets and other current assets	-	44,413
Current Assets of Discontinued Operations	-	112,849

Land	-	417,500
Property and equipment, net	-	540,711
Equity-based investments	118,398	-

Total Assets of Discontinued Operations	$118,398	$958,211

Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$7,355
Short-term notes payable, net	-	338,066
Total Current Liabilities of Discontinued Operations	$-	$345,421

16.	Subsequent Events

Securities Purchase Agreement

On July 29, 2025, the Company closed a private placement offering pursuant to a Securities Purchase Agreement, dated June 29, 2025, with two institutional investors (the “Investors”), resulting in gross proceeds of $560,422 (the “Offering”). The Offering was priced at-the-market consistent with Nasdaq rules and included the issuance of (i) 483,372 shares of the Company’s common stock at a purchase price of $0.9094 per share; (ii) pre-funded warrants exercisable for 173,681 shares of common stock at an exercise price of $0.0001 per share (the “Pre-Funded Warrants”), purchased for $0.9093 per share; and (iii) five-year warrants to purchase 483,372 shares of common stock at an exercise price of $0.9094 per share (the “Warrants”), for which the Investors paid $0.125 per Warrant.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2025 and 2024

16.	Subsequent Events (cont.)

As part of the transaction, the Company entered into a Consulting Agreement with Bill Panagiotakopoulos, appointing him as Executive Consultant to explore a potential $100,000,000+ cryptocurrency-related treasury reserve financing opportunity (the “Treasury Opportunity”). Mr. Panagiotakopoulos was appointed to the Company’s Board of Directors as a Class II Director and agreed to resign immediately upon the occurrence of any of the following “Resignation Trigger Events”: (i) failure to present a qualifying Treasury Opportunity within three business days of the agreement; (ii) failure to execute a Letter of Intent for such opportunity within 15 business days of its presentation; (iii) failure to consummate the transaction within 30 days of such Letter of Intent; or (iv) a material misstatement in his submitted Officers & Directors Questionnaire. In connection with his appointment, Mr. Panagiotakopoulos submitted an irrevocable contingent letter of resignation to the Company, effective upon any such Resignation Trigger Event. His consulting agreement terminates upon his appointment as an executive officer or upon the occurrence of a Resignation Trigger Event.

If a Treasury Opportunity is successfully consummated, Mr. Panagiotakopoulos will be appointed Chief Executive Officer of the Company with an annual salary of $200,000 and will be granted a Restricted Stock Award of 300,000 shares under the Company’s 2023 Incentive Compensation Plan, vesting 50% upon issuance and the remainder pro rata over 18 months of continuous service, subject to an increase in the Plan’s share reserve.

In connection with the Offering, Dawson James Securities, Inc. served as the Company’s financial adviser and received 150,000 restricted shares of common stock and a $20,000 expense reimbursement.

The Purchase Agreement also restricts the Company from entering into or negotiating any agreement similar to the Treasury Opportunity with any party introduced by Mr. Panagiotakopoulos for one year following a Treasury Opportunity Failure, as defined therein. The Investors were granted a right of first refusal (“ROFR”) for 75 days to participate in any future equity or debt financings, with sole discretion to withhold consent to such financings if they decline to participate. The ROFR automatically terminates upon the occurrence of a Treasury Opportunity Failure, defined as: (i) failure to present a qualifying Treasury Opportunity within three business days of the Purchase Agreement; (ii) failure to execute a Letter of Intent within 15 business days thereafter; or (iii) failure to consummate the Treasury Opportunity within 30 days of such Letter of Intent.

The Purchase Agreement also provides that, upon successful completion of the proposed $100,000,000 Treasury Opportunity, the Company will use its best efforts, with the consent of Resource Group US Holdings LLC and its equityholders, to unwind the transactions effected by the Membership Interest Purchase Agreement dated February 25, 2025, as amended, with such equityholders. This would include, among other things, the cancellation of all 1,500,000 shares of Series A Convertible Preferred Stock issued to the Resource Group equityholders.

In connection with the Offering, the Investors acquired the Company’s outstanding 10% Original Issue Discount Convertible Debentures previously issued to Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (the “Arena Debentures”). The Company entered into a Forbearance Agreement with the Investors’ assignees (the “Assignees”) pursuant to which the Assignees agreed to forbear from exercising remedies related to any existing defaults under the Arena Debentures until 61 days after the occurrence of a Treasury Opportunity Failure. Following such failure, and for a 60-day period thereafter, the Company may redeem or arrange a third-party purchase of the Arena Debentures at 115% of the then-outstanding principal balance.

In connection with the Offering, the Company also entered into a Waiver and Consent with Arena Business Solutions Global SPC II, LTD (“Arena Business Solutions Global”), effective June 29, 2025, pursuant to which Arena Business Solutions Global waived its rights under its existing Securities Purchase Agreement to object to the Company entering into variable rate transactions. As consideration for this waiver, the Company issued Arena Business Solutions Global a five-year pre-funded warrant to purchase 100,000 shares of common stock at a nominal exercise price of $0.0001 per share.

New Regulation

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company's consolidated financial statements is not yet available.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

●	The long-term sustainability of our operations as well as future growth depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

●	We operate in a highly competitive market for investment opportunities, and we may be unable to identify and complete acquisitions of real property assets.

●	Our property portfolio has a high concentration of properties located in certain states.

●	There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

●	Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

●	Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

●	Previously undetected environmentally hazardous conditions may adversely affect our business.

●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.

●	If we were deemed to be an investment company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

●	Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

●	Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

●	We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

●	We may not be able to sell our real property assets when we desire.

●	Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

●	If we were to default in our obligation to repay the loan we received from BCV S&G DevCorp, Peak One Opportunity Fund, L.P., by Peak One Investments, LLC, collectively referred to as (“Peak One”), it could disrupt or adversely affect our business and our stock price could decline.

●	Future outbreaks of any highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

●	We currently do not intend to pay dividends on our common stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

●	We may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of the company.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our management.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Our failure to comply with continued listing requirements of Nasdaq.

●	Risks relating to ownership of our common stock, including high volatility and dilution.

●	Our ability to successfully integrate Resource Group’s operations, personnel, and systems into our existing business structure while preserving customer relationships and operational efficiency.

●	The demand for engineered soils, mulch, compost, and other organic recycling products, and the impact of fluctuations in construction activity, landscaping demand, or public infrastructure spending on such demand.

●	Operational risks inherent in Resource Group’s business, including equipment breakdowns, fuel price volatility, and disruptions to transportation and logistics networks.

●	Our ability to secure, maintain, and renew permits, licenses, and other regulatory approvals required for Resource Group’s operations, and to comply with evolving environmental, health, and safety laws and regulations.

●	The availability and cost of sourcing, processing, and transporting green waste feedstock, and the risk of supply interruptions or quality inconsistencies.

●	Competitive pressures in both the engineered soils and real estate markets, including from larger, better-capitalized companies with greater resources.

●	Potential liabilities related to environmental remediation or contamination at current or former operating sites.

●	Our ability to monetize or otherwise generate value from legacy real estate holdings while focusing on the growth of Resource Group.

●	The effect of adverse weather conditions, natural disasters, or climate-related events on our operations, supply chain, or customer demand.

●	Risks related to our liquidity position, capital needs, and access to financing, particularly in light of our current debt obligations and going concern considerations.

●	The potential for changes in government policies, infrastructure funding, environmental initiatives, or economic conditions to materially affect our business strategies or results.

●	The possibility that we may explore or consummate strategic transactions, including the potential sale or spin-off of Resource Group, and the risks associated with evaluating, negotiating, or completing such transactions.

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

Overview

Safe and Green Development Corporation is a Delaware corporation, originally formed in 2021 under the name SGB Development Corp., to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From its inception through 2023, the Company’s operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States. These efforts included the direct acquisition of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects.

In 2023 and early 2024, the Company expanded its strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. The Company also announced plans to monetize its real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested into its operations or used to fund project-level or corporate activities.

In June 2025, the Company completed its acquisition of Resource Group US Holdings LLC (“Resource Group”), which marked a significant strategic shift in the Company’s core business. Resource Group, through its subsidiaries, is a vertically integrated, full-service operator in the engineered soils and organic recycling industry. Its operations center on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Resource Group also provides comprehensive green waste logistics and collection services through its owned fleet of high-capacity transportation equipment.

While Resource Group is expected to serve as the Company’s primary operational focus going forward, the Company will also continue to optimize and operate its legacy real estate assets and joint venture interests. In connection with this dual-track strategy, the Company is evaluating the most efficient path to manage its property portfolio while supporting the growth and operational scale of Resource Group.

Recent Developments.

Arena Investors

As of April 4, 2025, the Company entered into a First Amendment to the Securities Purchase Agreement with Arena Special Opportunities Partners II, LP and affiliated funds (collectively, the “Arena Investors”) in connection with the third tranche closing of its private placement offering. Pursuant to this tranche, the Company issued 10% original issue discount convertible debentures in the aggregate principal amount of $555,555 to the Arena Investors for a purchase price of $500,000. The debentures bear interest at 10% per annum, paid-in-kind monthly, and mature eighteen months from the date of issuance. Upon the effectiveness of a registration statement covering the securities issuable under the third tranche (the “Third Registration Statement Effectiveness Date”), the Arena Investors are required to fund an additional $500,000, and the outstanding principal of the debentures will increase by $555,555.

The debentures are convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $1.6215 and (ii) 92.5% of the lowest daily volume-weighted average price (VWAP) during the ten trading days preceding the applicable conversion date, subject to a floor price of $0.90 and customary anti-dilution adjustments. Based on the floor price, a maximum of 461,043 shares of common stock are issuable upon conversion. The Company also issued to the Arena Investors warrants to purchase up to 461,043 shares of common stock on the same date.

On April 4, 2025, the Company and the Arena Investors entered into a Registration Rights Agreement, requiring the Company to register the shares underlying the third tranche debentures and warrants. The Company is required to use its reasonable best efforts to have the registration statement declared effective within 75 calendar days of April 4, 2025, or within 150 days in the event of a full SEC review. These deadlines were modified by subsequent agreements between the parties as described below.

In addition, the Company and the Arena Investors entered into a Global Amendment to prior warrants issued on August 12, 2024, and October 25, 2024, to adjust the exercise price to be the lesser of $1.6215 or 92.5% of the lowest VWAP during the ten trading days immediately preceding the Third Registration Statement Effectiveness Date, subject to customary adjustments.

Maxim Group LLC served as financial advisor for the transaction and received a $30,000 advisory fee. The Company also reimbursed $20,000 in legal fees incurred by the Arena Investors in connection with the closing.

Peak One

On June 26, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it issued a 10% convertible debenture in the principal amount of $172,500 for a purchase price of $155,000, reflecting a 10% original issue discount. In connection with the closing, the Company paid the investor a $5,000 non-accountable fee to cover transactional expenses and issued a total of 100,000 restricted shares of common stock as commitment shares. The debenture is unsecured, matures twelve months from issuance, and bears interest at 10% per annum payable on maturity. The debenture is subordinated to the Company’s outstanding 10% Original Issue Discount Secured Convertible Debentures previously issued to Arena Investors.

The debenture becomes convertible at the investor’s option on or after the earlier of March 23, 2026, or the date the Arena Debentures are extinguished. The conversion price is equal to the closing price of the Company’s common stock on the trading day immediately preceding the conversion date, subject to adjustments and a floor price of $0.19. In the event of default, the investor may accelerate the debenture at a 110% premium to the outstanding amount and increase the interest rate to a maximum of 18% per annum. The debenture also prohibits the Company, subject to limited exceptions, from entering into additional variable rate transactions or incurring senior or secured debt until the debenture is fully repaid.

To facilitate the Offering, the Company entered into a Waiver and Consent agreement with Arena Business Solutions Global SPC II, LTD, effective June 17, 2025. Under the agreement, Arena Business Solutions Global provided a one-time waiver of its rights under its existing Securities Purchase Agreement with the Company, allowing the Company to engage in a single variable rate transaction for a thirty-day period. In consideration, the Company issued Arena Business Solutions Global a five-year pre-funded warrant exercisable for 300,000 shares of common stock at a strike price of $0.0001 per share.

Additionally, on June 26, 2025, the Company entered into a separate Waiver and Consent with Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP (the “Arena Holders”), to waive certain defaults under the Securities Purchase Agreement dated August 12, 2024 (as amended April 4, 2025), the Arena Debentures issued in August and October 2024 and April 2025, and the related Registration Rights Agreement. The waivers pertain to registration obligations required to be fulfilled under those agreements. The waiver expired on July 19, 2025, if the Company does not file the relevant registration statement by that date.

In consideration for the Arena Debenture Waiver, the Company increased the outstanding aggregate principal balance of the Arena Debentures from $1,874,723.51 to $1,921,092.60, reflecting a 2.5% increase. The Company also agreed to issue restricted shares of common stock equal to 5% of the increased principal amount of each Arena Debenture, calculated based on the lowest single-day volume-weighted average price of the Company’s common stock during the five trading days preceding June 26, 2025. The share issuances are to be completed on or before July 18, 2025.

Resource Group Amendment

On June 2, 2025, the Company entered into an amendment to the Membership Interest Purchase Agreement, originally dated February 25, 2025, with Resource Group US Holdings LLC and its equityholders, in connection with the Company’s acquisition of 100% of the membership interests of Resource Group. Under the amended terms, the purchase price consisted of: (i) $480,000 in aggregate principal amount of unsecured 6% promissory notes, payable on the first anniversary of the closing; (ii) restricted shares of the Company’s common stock equal to 19.99% of the outstanding shares on the date the original agreement was executed; and (iii) 1,500,000 shares of a newly designated Series A Convertible Preferred Stock, which are non-voting and, subject to stockholder approval and compliance with Nasdaq listing requirements, convertible into 9,000,000 restricted shares of the Company’s common stock.

The acquisition closed on June 2, 2025.

St. Mary’s Update

On June 23, 2025, the Company entered into an amendment to the Balloon Payment Promissory Note dated November 15, 2024, originally issued by Pigmental LLC (the “Borrower”) in favor of the Company in the principal amount of $960,672. Upon execution of the amendment, the Borrower paid the Company an extension fee of $40,000. The amendment revised the payment schedule under the note to provide for: (i) a second payment of $250,000 due on or before July 30, 2025 (subject to a 30-day extension if the Borrower provides proof of funds and the Company consents), and (ii) a final payment of $670,672 due on or before October 30, 2025 (or November 29, 2025, if the second payment is extended).

The amendment also provides for automatic acceleration of all outstanding obligations under the note if any scheduled payment is not made on time. Additional events of default include the Borrower’s default under any other obligations in excess of $50,000, the occurrence of a material adverse change in the Borrower’s financial condition, and failure to cooperate in perfecting the Company’s security interests.

July 29th Private Placement

On July 29, 2025, we entered into a Securities Purchase Agreement, dated June 29, 2025 (the “July 29th Purchase Agreement”), with two investors (the “Investors”), pursuant to which the Company sold to the Investors in a private placement priced at-the-market consistent with Nasdaq rules 309,691 shares of its common stock at a purchase price equal to $0.9094, which was greater than the Nasdaq Official Closing Price immediately preceding the signing of the July 29th Purchase Agreement, together with pre-funded warrants exercisable for 173,681 shares of its common stock at a purchase price of $0.9094 less the $0.0001 exercise price, and five-year warrants to purchase 483,372 shares of its common stock (with an exercise price of $0.9094 per share) at a purchase price of $0.125 per Warrant. for aggregate gross proceeds of $560,422.

The July 29th Purchase Agreement provides the Investors with a right of first refusal (the “ROFR”) for 75 which expires upon: (i) the failure of the Investors to present to the Company within three (3) business days of the July 29th Purchase Agreement a $100,000,000 or greater private placement financing with a third-party (the “Treasury Opportunity”) with Dawson James Securities, Inc. as the exclusive placement agent, to establish a cryptocurrency treasury reserve; (ii) the failure of the Company to enter into an letter of intent (“Letter of Intent”) with a third-party for a $100,000,000 or greater Treasury Opportunity within fifteen (15) business days of the date the Treasury Opportunity is presented to the Company; or (iii) the failure of the Company to consummate a $100,000,000 or greater Treasury Opportunity thirty (30) days from the execution of the Letter of Intent (each, a “Treasury Opportunity Failure”).

From the date of the July 29th Purchase Agreement until the date of a Treasury Opportunity Failure, the July 29th Purchase Agreement also provides that the Company will not enter into, or agree to, enter into, any agreement, or engage in or otherwise pursue any discussions, negotiations, and/or other activities, with any third party concerning any transaction or potential transaction that would result in gross proceeds to the Company in excess of $2,000,000, regardless of the form or structure of such transaction, that would or could reasonably be expected to preclude, interfere with, impede, delay, or serve as a substitute for or alternative to the consummation of the Treasury Opportunity.

Pursuant to the July 29th Purchase Agreement, the Company entered into a consulting agreement with Bill Panagiotakopoulos, pursuant to which the Company appointed him as an executive to explore the Treasury Opportunity and agreed to appoint him to the Company’s Board of Directors as a Class II Director. The Consulting Agreement provides that if: (i) there is a Treasury Opportunity Failure; or (ii) the Company reasonably determines that the information set forth in the Officers & Directors Questionnaire provided by Mr. Panagiotakopoulos is incorrect in any material respect (each, a “Resignation Trigger Event”), Mr. Panagiotakopoulos will immediately resign as Executive Consultant to the Company and as a Director of the Company and the Company will have no further payment obligations to him. As a condition of his appointment, Mr. Panagiotakopoulos provided the Company with an irrevocable contingent letter of resignation as Executive Consultant to the Company and as a Director effective upon the occurrence of a Resignation Trigger Event.

In addition, from and after the date of a Treasury Opportunity Failure, until the one-year anniversary thereof, the Company is prohibited from entering into or agreeing to enter into any agreement relating to a potential transaction similar to the Treasury Opportunity with any party first introduced to the Company by Bill Panagiotakopoulos in connection with a potential Treasury Opportunity pursuant to the July 29th Purchase Agreement.

In the event that a Treasury Opportunity transaction is consummated by the Company, the July 29th Purchase Agreement provides that Mr. Panagiotakopoulos will be appointed as Chief Executive Officer of the Company.

The July 29th Purchase Agreement provides that upon the completion of the proposed $100,000,000 Treasury Opportunity, the Company, with the permission of Resource Group US Holdings LLC, a Florida limited liability company, and the former members of Resource Group (the “Resource Group Equityholders”), will use its best efforts to unwind the transactions effected by the Membership Interest Purchase Agreement, dated February 25, 2025, with Resource Group and the Resource Group Equityholders, as amended on June 2, 2025, such that, among other things, all of the 1,500,000 shares of the Company’s non-voting Series A Convertible Preferred Stock issued to the Resource Group Equityholders will be cancelled.

Results of Operations for the Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Sales	$1,402,511	$42,162
Purchases expense	857,556	-
Total Payroll and related expenses	685,975	595,645
Total General and administrative expenses	1,611,548	216,829
Total Marketing and business development expenses	156,778	132,661
Total bad expense	3,025,000	-
Operating loss	$(4,934,346)	(902,973)
Interest expense	(830,197)	(1,065,818)
Interest income	23,984	-
Other income	16,604	-
Net loss	$(5,723,955)	$(1,968,791)

Sales

During the three months ended June 30, 2025 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $1,402,511. For the three months ended March 31, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $42,162. This increase of $1,360,349 resulted from the acquisition of Resource Group during the three months ended June 30, 2025.

Payroll and Related Expenses

Payroll and related expenses for the three months ended June 30, 2025 were $685,975 compared to $595,645 for the three months ended June 30, 2024. This increase of $90,330 in expenses resulted primarily from increased payroll as a result of the Resource acquisition during the three months ended June 30, 2025.

Marketing and Business Development Expenses

Marketing and business development expenses for three months ended June 30, 2025 were $156,778 compared to $132,6610 for the three months ended June 30, 2024.

General And Administrative Expenses

General and administrative expenses for three months ended June 30, 2025 were $1,611,549 compared to $216,829 for the three months ended June 30, 2024. This increase of $1,394,720 resulted primarily from the increased cost of professional fees in relation of being a public company, as well as an increase in professional fees from various activities and impairment of our intangible assets.

Bad Debt Expense

Bad debt expense for the three months ended June 30, 2025 was $3,025,000 compared to $0 for the three months ended June 30, 2024. This increase of $3,025,000 resulted directly from the uncertainty of collectability of the Cumberland note receivable.

Interest Expense

During the three months ended June 30, 2025 and 2024, we incurred $830,196 and $1,065,818 of interest expense. This decrease of $235,621 resulted from an decrease in the balance of our notes payable.

Interest Income

During the three months ended June 30, 2025 and 2024, we incurred $23,984 and $0 of interest income. This increase of $23,984 resulted from a notes receivable balance during the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Sales	$1,420,681	$91,978
Purchases expense	869,356	-
Total Payroll and related expenses	1,137,426	2,611,732
Total General and administrative expenses	2,346,669	683,084
Total Marketing and business development expenses	240,439	201,811
Total Bad debt expense	3,025,000
Operating loss	(6,198,209)	(3,404,649)
Interest expense	(1,784,845)	(1,631,814)
Interest income	47,672	-
Other income	31,432	-
Net loss	$(7,903,950)	$(5,036,463)

Sales

During the six months ended June 30, 2025 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $1,420,681. For the six months ended June 30, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $91,978. This increase of $1,328,703 resulted from the acquisition of Resource Group during the six months ended June 30, 2025.

Payroll and Related Expenses

Payroll and related expenses for the six months ended June 30, 2025 were $1,137,426 compared to $2,611,732 for the three six ended June 30, 2024. This decrease of $1,474,306 in expenses resulted primarily from the recognition of vesting of restricted stock units during the six months ended June 30, 2024.

Marketing and Business Development Expenses

Marketing and business development expenses for six months ended June 30, 2025 were $240,439 compared to $201,811 for the three months ended June 30, 2024.

General And Administrative Expenses

General and administrative expenses for six months ended June 30, 2025 were $2,346,669 compared to $683,084 for the six months ended June 30, 2024. This increase of $1,663,585 resulted primarily from the increased cost of professional fees in relation of being a public company, as well as an increase in professional fees from various activities, and impairment of our intangible assets.

Bad Debt Expense

Bad debt expense for the six months ended June 30, 2025 was $3,025,000 compared to $0 for the six months ended June 30, 2024. This increase of $3,025,000 resulted directly from the uncertainty of collectability of the Cumberland note receivable.

Interest Expense

During the six months ended June 30, 2025 and 2024, we incurred $1,784,845 and $1,631,814 of interest expense. This increase of $153,031 resulted from an increase in the balance of our notes payable.

Interest Income

During the six months ended June 30, 2025 and 2024, we incurred $47,672 and $0 of interest income. This increase of $47,672 resulted from a notes receivable balance during the six months ended June 30, 2025.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the six months ended June 30, 2025, we incurred a net loss of $7,903,950 as compared to a net loss of $5,036,486 for the six months ended June 30, 2024. We expect to incur increasing losses in the future. As of June 30, 2025 and December 31, 2024, we had cash of $403,086 and $296,202, respectively. Prior to us becoming a public company, our operations were primarily being funded through advances from SG Holdings and we had been largely dependent upon SG Holdings for funding. We have recently funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. We intend to finance Resource Group’s expansion and our operations from the proceeds of future financings, and/or sale proceeds from properties that are sold. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, we would likely be forced to delay, reduce, or terminate some or all of our operating activities, including selling some of our properties. There is no guarantee we will be successful in raising capital outside of our current sources. These and other factors raise substantial doubt about our ability to continue as a going concern.

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

On April 4, 2025, the Company entered into an amendment (the “First Amendment”) to the Arena Purchase Agreement in connection with the closing of the third tranche of its private placement offering with Arena Investors pursuant to which the Company issued 10% convertible debentures (the “Third Closing Debentures”) in the aggregate principal amount of Five Hundred Fifty Five Thousand Five Hundred Fifty Dollars ($555,555) to Arena Investors. The Third Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%). For additional information, see the section above titled “Recent Developments.”

Arena ELOC. On August 12, 2024, we also entered into an Purchase Agreement (the “Arena ELOC”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which the Company shall have the right, but not the obligation, to direct Arena Global to purchase up to $50,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the Arena ELOC, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. As of August 8, 2025, the Arena ELOC has been terminated.

Cash Flow Summary

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net cash provided by (used in):
Operating activities	$313,418	$(1,270,494)
Investing activities	358,796	(30,820)
Financing activities	(496,893)	1,322,316
Net increase in cash and cash equivalents	$175,320	$21,002

Operating activities provided net cash of $313,418 during the six months ended June 30, 2025, and used cash of $1,270,494 during the six months ended June 30, 2024. Cash used in operating activities decreased by $1,583,912 due to an decrease of net loss of $157,513, increase depreciation of $144,329, increase in amortization of 62,510, decrease in amortization of debt issuance cost of $218,290, increase in amortization of right of use of $1,687, decrease in stock based compensation of $1,754,720, common stock for services of $197,871, common stock for debt and warrant issuance of $586,821, increase of impairment of $965,812 increase change in prepaid assets and other current assets of $175,985, and an increase in change in accounts payable of $2,762,313.

Investing activities provided net cash of $358,796 during the six months ended June 3, 2025, and used $30,820 net cash during the six months ended June 30, 2024, which is an increase in cash used of $389,616. This change results from, a increase of cash acquired from a business combination of $1,082, decrease in intangible assets of $7,778, decrease in the purchase of computers and software of $1,002, an increase in project pre-development costs of 30,900, and increase of $309,557 from acquisition, $59,591 from JV.

Cash used from financing activities was $496,893 during the six months ended June 30, 2025, which resulted from $361,477 debt issuance costs paid, increased by $1,041,800 proceeds from short-term note payable, $1,139,993 in repayments of short-term notes payable, $13,620 payments on finance lease and $58 from payment related to stock splits. Cash provided from financing activities was $1,322,316 during the six months ended June 30, 2024, which resulted from $895,794 debt issuance costs paid, increased by $1,501,700 proceeds from short-term note payable, and $716,410 from issuance of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2024 Annual Report on Form 10-K.

Our critical accounting estimates are described in Management’s Discussion and Analysis included in the 2024 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

During the course of the review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we identified a material weakness in our controls relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements.

In order to remediate these material weaknesses, we plan to add more external consultants to assist in the preparation of our financial statements, and assist in the expansion of our accounting and finance department as a result of our recent acquisition.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

We have generated limited revenue and have incurred significant net losses in each year since inception. For the six months ended June 30, 2025, we incurred a net loss of $7,903,950 as compared to a net loss of $5,036,463 for the six months ended June 30, 2024. We expect to incur increasing losses in the future. We cannot offer any assurance as to our future financial results. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development plans.

During the six months ended June 30, 2025, our operating activities provided net cash of $313,418 and as of June 30, 2025, our cash was $403,086. We have experienced significant losses since inception and have a significant accumulated deficit as of June 30, 2025 totaling $23,942,972. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not derive substantial revenue from the properties we own or have an interest in. We expect to potentially generate revenue through our strategy of strategically monetizing the land parcels and joint venture partnerships by selling them in the next years. We do not expect to generate revenue from our AI for years. The payoff of the St. Mary’s note is subject to conditions and there can be no assurance that the sale will be consummated or if consummated that the borrowers will fulfill their obligations under the note. We expect our expenses to increase as a result of our closing the acquisition of Resource Group.

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

Although we believe our disclosure controls and procedures are effective as of June 30th , 2025, we identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2024 and continued to be ineffective as of December 31, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

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

On October 8, 2024, we effected a 1-for-20 reverse stock split of our then-outstanding Common Stock. Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the minimum bid price requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination. Therefore, if we were to fall out of compliance with the minimum bid price requirement prior to October 8, 2025, we would not be able to effect a reverse stock split and would immediately be issued a delisting determination. Further, the Nasdaq rule provides that a company will not be considered to have regained compliance with the minimum bid price requirement if the company takes an action to achieve compliance (such as a reverse split) and that action results in the Company’s security falling below the numeric threshold for another listing requirement.

If a delisting were to occur, our Common Stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock. This would adversely affect the ability of investors to trade our Common Stock and would adversely affect the value of our Common Stock. Delisting from Nasdaq would cause us to pursue eligibility for trading of our Common Stock on other markets or exchanges, or on an over-the-counter market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our Common Stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our Common Stock, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, adversely affect the market liquidity of our Common Stock, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. In addition, our stock could become a “penny stock,” which would make trading of our Common Stock more difficult.

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

We are subject to extensive environmental laws and regulations that may increase our operating costs or expose us to liability.

Our engineered soils, remediation, and logistics operations involve the handling, transport, and processing of materials that are subject to federal, state, and local environmental laws and regulations. These include those governing air emissions, water discharges, solid and hazardous waste, and site remediation. Compliance with these laws may require significant capital expenditures, administrative resources, and operating restrictions. Any actual or alleged failure to comply could result in civil or criminal penalties, project delays, or reputational harm. In addition, we may be held liable under strict liability statutes such as the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), even for contamination not caused by our own operations.

Changes in environmental laws and standards may impose additional costs and limitations on our operations.

Legislative and regulatory changes related to climate change, PFAS contamination, soil quality, and permitting frameworks may materially impact our business. For example, more stringent discharge thresholds or reclassification of materials we handle could require us to retrofit existing equipment, modify site operations, or alter how we transport and process soils. These changes could limit our ability to obtain or renew environmental permits or require significant new investments to remain in compliance.

We face risks associated with seasonality and weather that may impact our operations and revenue.

Our engineered soils, remediation, and logistics services are subject to seasonal demand and may be significantly affected by weather conditions. Adverse weather, including heavy rain, storms, or flooding, can delay project start times, suspend field operations, reduce hauling efficiency, or result in temporary site closures. These disruptions can negatively affect backlog conversion, customer satisfaction, and quarterly revenue variability.

Our business is dependent on a limited number of municipal and government contracts, which may be subject to political and funding risks.

A portion of our revenue derives from government contracts for soil remediation, infrastructure support, and materials supply. These contracts are awarded through competitive bidding and may be subject to delays, renegotiation, or cancellation based on budget availability, political changes, or performance-based reviews. The loss of any significant municipal or agency customer or failure to win expected bids could have a material adverse effect on our financial condition and results of operations.

Fuel costs, transportation constraints, and material price volatility may reduce our operating margins.

Our bulk materials logistics and hauling operations rely on a fleet of trucks and external transportation vendors. Rising fuel prices, driver shortages, or new regulatory mandates such as emissions limits or hours-of-service rules can increase logistics costs. Additionally, inflationary pressures or supply chain disruptions may impact the availability and cost of key materials such as aggregate, compost, or structural fill, adversely affecting profitability.

Our real estate holdings and facility operations require significant capital, management, and regulatory compliance.

We own and lease several properties that house soil processing, storage, and remediation activities. These properties must comply with zoning, permitting, and environmental requirements, and require continuous investment for maintenance, safety, and operational efficiency. If we are unable to operate these facilities profitably or repurpose them for alternative uses, we may not achieve an acceptable return on our invested capital.

Our business relies on skilled labor, specialized equipment, and operational execution to meet customer demands.

The success of our soil processing and remediation operations depends on access to qualified personnel and properly functioning, specialized equipment. Labor shortages, particularly in field services or trucking, may constrain our ability to meet project schedules. Equipment downtime, supply delays, or execution failures may increase project costs, reduce customer satisfaction, or delay revenue recognition.

Our trucking operations involve complex logistics that may be disrupted by operational, regulatory, or market conditions.

Our business includes operating and coordinating a fleet of trucks to transport green waste, engineered soils, and other bulk materials between job sites and our processing facilities. These operations require reliable scheduling, routing, and maintenance systems to ensure timely and compliant deliveries. Disruptions such as driver shortages, increased regulatory oversight on vehicle emissions or weight limits, limited availability of replacement parts, or road access restrictions may negatively impact our efficiency and increase costs. In addition, failure to maintain Department of Transportation compliance, vehicle safety records, or insurance coverage could result in fines or suspension of operations.

We face operational, regulatory, and economic risks associated with green waste projects.

Green waste handling and processing, including the receipt, sorting, and reuse of organic materials such as yard clippings, branches, and wood debris, are subject to environmental and permitting regulations. These projects may involve odor control, vector management, and contamination risks that require specialized handling and site management protocols. Changes in organic waste diversion mandates, composting regulations, or material classification standards may affect our ability to process or resell green waste economically. Additionally, fluctuations in demand from end-markets such as compost facilities, biomass plants, or soil amendment users may limit our ability to monetize collected material, which could increase storage costs or disposal expenses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended June 30, 2025, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the second quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 29, 2025 (File No. 001-41581)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 8, 2024, File No. 001-41581)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 14, 2024 (File No. 001-41581)).

3.5	Amendment No.1 to the Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025, File No. 001-41581)

3.6	Certificate of Designations of Series A Convertible Preferred Stock dated May 29, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 29, 2025, File No. 001-41581

4.1	Form of debenture between Arena Investors and Safe and Green Development Corporation dated April 4, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

4.2

Form of Warrant between Arena Investors and Safe and Green Development Corporation dated April 4, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

4.3

Global Amendment between Arena Investors and Safe and Green Development Corporation dated April 4, 2025 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

4.4

Debenture with an institutional investor and Safe and Green Development Corporation dated June 26, 2025, in the principal amount of $172,500. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025, File No. 001-41581)

4.5

Pre-Funded Warrant between Arena Business Solutions Global SPC II, LTD and Safe and Green Development Corporation dated June 26, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025, File No. 001-41581)

4.6

Form of Pre-Funded Warrant between, an institutional investor and Safe and Green Development Corporation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

4.7	Form of Warrant dated July 29, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

4.8

Form of Pre-Funded Warrant between an Arena Business Solutions Global SPC II, LTD and Safe and Green Development Corporation dated July 29, 2025 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.1

First Amendment to Securities Purchase Agreement, dated April 4, 2025, between Arena Investors and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

10.2

Registration Rights Agreement between Arena Investors and Safe and Green Development Corporation dated April 4, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025, File No. 001-41581)

10.3

Amendment to Membership Interest Purchase Agreement between Resource Group US Holdings LLC and Safe and Green Development Corporation dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025, File No. 001-41581)

10.4

Form of Promissory Note dated June 2, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025, File No. 001-41581)

10.5	Promissory Note between Jim Burnham and Safe and Green Development Corporation dated June 2, 2025, (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025, File No. 001-41581)

10.6	Amended and Restated Consulting Agreement, dated as of June 2, 2025, by and between Resource Group US LLC and AMC Environmental Consulting LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 17, 2025, File No. 001-41581)

10.7	Amended and Restated Consulting Agreement, dated as of June 2, 2025, by and between Resource Group US LLC and JDB Consulting Services, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 17, 2025, File No. 001-41581)

10.8	Amendment to Promissory Note, dated June 23, 2025, by and among Safe and Green Development Corporation, Pigmental LLC, and Marina Martins. (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2025, File No. 001-41581)

10.9	Securities Purchase Agreement, between PEAK ONE OPPORTUNITY FUND, L.P. and Safe and Green Development Corporation dated June 26, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025, File No. 001-41581)

10.10	Waiver and Consent of Arena Business Solutions Global SPC II, LTD, effective June 17, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025, File No. 001-41581)

10.11	Waiver and Consent of Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP, effective June 26, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025, File No. 001-41581)

10.12	Securities Purchase Agreement, Safe And Green Development Corporation and the investors named therein, dated July 29, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.13	Consulting Agreement, dated July 29, 2025, by and between Safe and Green Development Corporation and Bill Panagiotakopoulos (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.14	Waiver and Consent with Arena Business Solutions Global SPC II and Safe and Green Development Corporation dated July 29, 2025, (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.15	Forbearance Agreement between Arena Investors and Safe and Green Development Corporation dated July 29, 2025 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

*	Exhibits and schedules have been omitted pursuant to Items 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

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

Date: August 14, 2025