Form 10-Q
period 2025-09-30
Safe & Green Development Corp
filed 2025-11-14
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025 the issuer had a total of 9,046,421 shares of common stock, $0.001 par value per share, outstanding.

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE AND GREEN DEVELOPMENT CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$233,037	$227,766
Prepaid assets and other current assets	190,763	502,883
Inventory	1,087,968	-
Accounts receivable, net	877,501	-
Notes receivable, net	958,172	960,672
Current assets of discontinued operations	-	112,849
Current Assets	3,347,441	1,804,170

Assets held for sale	4,400,361	4,400,361
Land	1,058,680	807,847
Property and equipment, net	5,189,537	6,045
Project development costs and other non-current assets	91,288	96,239
Equity-based investments	619,107	3,642,607
Intangible assets, net	16,657	1,038,312
Right of use assets	304,083	-
Goodwill	23,353,585	-
Long-term assets of discontinued operations	-	958,211

Total Assets	$38,380,739	$12,753,792

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$6,837,894	$1,293,921
Due to affiliates	3,591,036	399,660
Short-term notes payable, net	16,433,428	8,361,655
Notes payable – related party, current	5,472,266	-
Operating lease liabilities, current	58,747	-
Finance lease liabilities, current	185,962	-
Current liabilities of discontinued operations	-	345,421
Total current liabilities	32,579,333	10,400,657

Long-term notes payable, net	2,522,820	1,499,957
Operating lease liabilities	265,722	-
Finance lease liabilities	1,029,812	-
Total liabilities	36,397,687	11,900,614

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,1,500,000 issued and outstanding as of September 30, 2025, 0 issued and outstanding as of December 31, 2024	1,500	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,041,186 issued and 4,877,524 outstanding as of September 30, 2025 and 1,486,872 shares authorized, issued and outstanding as of December 31, 2024	5,042	1,487
Additional paid-in capital	30,104,909	16,659,151
Treasury stock, at cost – 163,662 and 276,425 shares at September 30, 2025 and December 31, 2024, respectively	-	-
Accumulated deficit	(28,293,294)	(16,039,022)
Non-controlling interest	164,895	231,562
Total stockholder’s equity	1,983,052	853,178
Total Liabilities and Stockholder’s Equity	$38,380,739	$12,753,792

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$3,515,708	$81,210	$4,936,388	$173,188
Total	3,515,708	81,210	4,936,388	173,188

Cost of Revenue:
Costs of revenue	2,607,085	-	3,476,441	-
Total	2,607,085	-	3,476,441	-

Gross Profit	908,623	81,210	1,459,947	173,188

Operating expenses:
Payroll and related expenses	1,038,146	521,305	2,175,571	3,133,037
General and administrative expenses	2,036,116	778,448	4,382,785	1,461,531
Marketing and business development expense	166,666	172,220	407,105	374,031
Bad debt expense	-	-	3,025,000	-
Total	3,240,928	1,471,973	9,990,461	4,968,599
Operating loss	(2,332,305)	(1,390,763)	(8,530,514)	(4,795,411)

Other income (expense):
Interest expense	(2,004,260)	(951,239)	(3,789,105)	(2,583,053)
Interest income	(62,325)	-	(14,653)	-
Other income	48,569	-	80,000	-
Total	(2,018,016)	(951,239)	(3,723,758)	(2,583,053)

Net loss	$(4,350,321)	$(2,342,002)	$(12,254,272)	$(7,378,464)

Net loss per share
Basic and diluted	$(1.12)	(2.61)	$(4.35)	$(9.76)

Weighted average shares outstanding:
Basic and diluted	3,895,836	895,783	2,817,810	755,929

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	510,000	$510	$9,017,814	$(7,130,547)	-	$1,887,777
Conversion of notes payable and accrued interest	124,968	125	1,425,830	-	-	1,425,955
Issuance of common stock from EP agreement	49,300	49	750,670	-	-	750,719
Issuance of common stock for services and debt and warrant issuance	65,466	65	801,023	-	-	801,088
Issuance of common stock for services	9,839	10	197,861	-	-	197,871
Issuance of common stock from restricted stock units	91,138	91	1,990,079	-	-	1,990,170
Cashless warrant exercise	50,976	51	(51)	-	-	-
Issuance of common stock for purchase of Majestic	25,000	25	434,500	-	-	435,000
Issuance of common stock for purchase of MVONIA	10,000	10	228,350	-	-	228,360
Contribution of land	-	-	289,437		192,958	482,395
Net loss	-	-	-	(7,378,464)	-	(7,378,464)
Balance at September 30, 2024	936,686	937	15,135,988	(14,509,011)	192,958	820,872

Balance at June 30, 2024	826,055	$826	$14,184,346	$(12,167,009)	-	$2,018,163
Issuance of common stock from restricted stock units	10,833	11	58,428	-	-	58,439
Conversion of notes payable and accrued interest	48,548	49	355,251	-	-	355,300
Issuance of common stock from EP agreement	5,000	5	34,305	-	-	34,310
Issuance of common stock for debt and warrant issuance	46,250	46	214,221	-	-	214,267
Contribution of land			289,437		192,958	482,395
Net loss				(2,342,002)	-	(2,342,002)
Balance at September 30, 2024	936,686	937	15,135,988	(14,509,011)	192,958	820,872

	$0.001 Par Value Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2025	1,486,872	$1,487	-	$-	$16,659,151	$(16,039,022)	$231,562	$853,178
Conversion of notes payable and accrued interest	2,011,775	2,012	-	-	2,276,146	-	-	2,278,158
Exercise of prefunded warrant	83,333	83	-	-	(83)	-	-	-
Issuance of common stock for debt issuance	342,548	343	-	-	412,896	-	-	413,239
Forgiveness of related party debt	-	-	-	-	391,524	-	-	391,524
Stock-based compensation	-	-	-	-	177,011	-	-	177,011
Deconsolidation of Sugar Phase	-	-	-	-	-	-	(66,667)	(66,667)
Issuance of warrants for debt issuance	-	-	-	-	170,743	-	-	170,743
Issuance of common and preferred stock for acquisition of Resource	376,818	377	1,500,000	1,500	9,090,305	-	-	9,092,182
Issuance of common stock for warrant exercise	235,852	236			214,245			214,481
Issuance of common stock for cash	309,692	310			560,112			560,422
Issuance of common stock for services	150,000	150			152,903			153,053
Issuance of common stock for prior debt issuance	44,296	44			(44)	-	-	-
Net loss	-	-			-	(12,254,272)	-	(12,254,272
Balance at September 30, 2025	5,041,186	$5,042	$1,500,000	$1,500	$30,104,909	$(28,293,294)	$164,895	$1,983,052

Balance at June 30, 2025	3,132,103	$3,132	1,500,000	$1,500	$28,152,052	$(23,942,972)	$164,895	$4,378,607
Stock- based compensation	(10,939)	(11)			11			-
Issuance of common stock for debt issuance	148,548	149			198,504			198,653
Conversion of notes payable	1,031,634	1,032			827,126			828,158
Issuance of common stock for warrant exercise	85,777	86			77,919			78,005
Issuance of common stock for cash	309,692	310			560,112			560,422
Issuance of common stock for warrant exercise	150,075	150			136,326			136,476
Issuance of common stock for services	150,000	150			152,903			153,053
Issuance of common stock for prior debt issuance	44,296	44			(44)			-
Net loss						(4,350,322)		(4,350,322)
Balance at September 30, 2025	5,041,186	5,042	1,500,000	1,500	30,104,909	(28,293,294)	164,895	1,983,052

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,254,272)	$(7,378,464)
Net loss from discontinued operations	-	-
Net loss from continuing operations	$(12,254,272)	$(7,378,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	576,893	1,799
Amortization	62,510	-
Bad debt expense	3,025,000	-
Amortization of debt issuance costs	1,591,345	1,658,541
Amortization of right of use asset	15,384	-
Stock based compensation	177,011	1,990,170
Common stock for debt and warrant issuance	-	801,088
Impairment of intangible assets	965,812
Common stock for services	-	197,871
Changes in operating assets and liabilities:
Account receivable	50,307	-
Inventory	(138,298)	-
Prepaid expenses	512,525	-
Notes receivable	2,500	-
Prepaid assets and other current assets	-	395,723
Intangible assets	-
Due to affiliates	1,179,183	134,329
Accounts payable and accrued expenses	3,823,833	653,865
Operating lease liabilities	(15,298)	-
Net cash used in operating activities	(425,565)	(1,545,078)

Cash flows from investing activities:
Additions to intangible assets	(6,668)	(209,731)
Cash received in acquisition	309,557	-
Cash acquired from acquisition	-	1,082
Purchase of property and equipment	(176,565)	(1,002)
Project development costs	4,950	(30,900)
Cash received from JV	(1,500)
Net cash provided by (used in) investing activities	129,774	(240,551)

Cash flows from financing activities:
Debt issuance costs	(361,477)	(1,509,852)
Payments on finance lease	(62,032)	-
Cash paid from split	(58)	-
Proceeds from notes payable	1,756,892	3,081,489
Issuance of common stock from EP	-	750,719
Principal payments on debt	(2,276,653)	(526,256)
Cash received from issuance of stock	602,835
Cash received for warrant exercise	233,414
Net cash (used in) provided by financing activities	(107,079)	1,796,100

Net change in cash from continuing operations	(402,870)	10,471

Net cash provided by (used in) discontinued operations:
Cash provided by operating activities	237,507	-
Cash provided by investing activities	177,989	-
Cash used in financing activities	(7,355)	-
Net cash provided by discontinued operations	408,141	-

Net change in cash	5,271	10,471
Cash – beginning of period	227,766	3,236
Cash – end of period	$233,037	13,707
Supplemental disclosure of non-cash operating activities:
Prepaid interest held back from proceeds from short-term notes payable	$-	$1,000,000
Conversion of notes payable	$-	$1,425,955
Intangible assets acquired in connection with asset acquisition	$-	$228,360
Assets and liabilities acquired in business combination:
Intangible assets		100,468
Goodwill		1,810,787
Accounts payable and accrued expenses		32,237
Contingent consideration payable		945,000

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of due from affiliate	$391,524	$-
Issuance of stock for debt issuance	$413,239	$-
Conversion of notes payable	$2,278,158	$-
Pre-funded warrants	$83	$-
Issuance of stock for prior debt issuance	$44	$-

The accompanying notes are an integral part of these condensed financial statements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

While the operations of Resource Group are expected to serve as the Company’s primary operational focus going forward, the Company plans to continue to optimize and operate its legacy real estate assets and joint venture interests. In connection with this dual-track strategy, the Company is evaluating the most efficient path to manage its property portfolio while supporting the growth and operational scale of Resource Group.

Going Concern

The Company began operations during 2021, has incurred net losses since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operations from revenue from operations and through bridge note financing, project level financing, and the issuance of its equity and debt securities. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has initiated strategic monetization of properties, which may yield additional financing proceeds to fund operations, however there is no assurance that the Company will be successful in achieving its objectives.

Reverse Stock Split

On October 8, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“Stock Split”). All share and per share amounts set forth in the condensed consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 have been adjusted to reflect the reverse stock split effected in October 2024.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

2.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited condensed consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”), MyVonia Innovations LLC (“MyVonia LLC”), Resource Group, Resource Group US LLC (“Resource”, Zimer Equipment Inc. (“ZEI”) and ETS Realty 1, LLC (“ETS”), as well as Sugar Phase I LLC (“Sugar Phase”) (until the time of deconsolidation as described below) and Pulga Internacional LLC (“Pulga”) which are described below.

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

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated to date resulted from commissions related to residential real estate purchases and sales transactions, as well as the sale of land held. For revenue from commissions related to residential real estate purchased and sales transactions, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time. Revenue from commissions amounted to $0 and $81,210 for the three months ended September 30, 2025 and 2024, respectively. Revenue from commissions amounted to $18,170 and $173,188 for the nine months ended September 30, 2025 and 2024 respectively.

The Company recognizes revenue from the sale of materials (compost, soil and mulch) as well as the collection and disposal services of waste, which at times, is produced into saleable materials. The sale of materials is recognized at the point in time when control of the product transfers to the customer, which typically occurs upon delivery or customer pickup at the Company’s facility.

Revenue from the sale of materials amounted to $3,515,708 and $0 for the three months ended September 30, 2025 and 2024, respectively. Revenue from the sale of materials amounted to $4,918,218 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

The allowance for credit losses reflects the Company’s best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations, and cash flows. As of September 30, 2025 and December 31, 2024, the Company’s allowance for credit losses amounted to $117,137 and $0, respectively.

Inventory – Inventory consists of dirt, sand, mulch and compost. The Company’s inventory is valued at the lower of cost (first-in, first-out method) or net realizable value, and consists of all finished goods. As of September 30, 2025 and December 31, 2024 there was inventory of $1,087,968 and $0, respectively.

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

The Buyout Agreement and Note provide that the Company’s Interest will be transferred to Milk & Honey incrementally as the Note is repaid. The closing under the Buyout Agreement occurred on March 7, 2025. In connection therewith, Milk & Honey prepaid $120,000 of the principal amount due under the Note and the Company transferred 10.27% of the Company’s Interest in the JV. As of September 30, 2025, the Company has received the full amount due. Additionally, the Company deconsolidated the activities of Sugar Phase during the nine months ended September 30, 2025 and determined it to be a discontinued operation. As of September 30, 2025 the Company did not hold an interest in Sugar Phase.

On September 2, 2024, the Company entered into a second Joint Venture Agreement with Milk & Honey, for the purpose of establishing a joint venture to be conducted under the name of Pulga Internacional for the purpose of developing an eco-friendly retail outlet on land located in Weslaco Texas (“Pulga JV”). The terms of the Pulga JV were similar to the Sugar Phase JV, with the exception that Milk & Honey had contributed land with an estimated appraisal value of $164,895, and the net profits of the Pulga JV was to be distributed 50% to the Company and 50% to Milk & Honey. Additionally on October 1, 2024, the Company and Milk & Honey entered into a joint venture to be conducted under the name of Hacienda Olivia Phase II LLC (“Hacienda Oliva”) which had no activity through July 15, 2025. As of July 15, 2025, the Pulga JV and Hacienda Oliva joint-venture entities with Milk & Honey were formally dissolved and ceased operations.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Investment Entities — On May 31, 2021, the Company agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. The Company uses the equity method to report the activities as an investment in its condensed consolidated financial statements. As of September 30, 2025 the Company continued to hold a 50% interest in Norman Berry. The Norman Berry partnership recently obtained final city council and entitlement approval for the project. The next step involves completing the consolidation of the various lots into a single parcel, and the Company’s development team and surveyors are preparing the required documentation and submittals for city review and approval. Survey documents reflecting the approved M-I zoning designation are expected to be submitted to the city’s Planning Department for administrative review to obtain final parcel-map approval.

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

On February 11, 2025, the Company entered into an Amendment (this “February Amendment”) to the Operating Agreement, dated June 24, 2021 (the “Operating Agreement”), for Cumberland, by and between the Company and Jacoby Development Inc., a Georgia corporation (“JDI”), and a Forced Sale Agreement by and between the Company and JDI, pursuant to which Cumberland acquired the Company’s 10% equity interest (the “LLC Interest”) in Cumberland in exchange for a promissory note (the “Cumberland Note”) from Cumberland in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI. Due to uncertainty in the collection of the Cumberland Note as of September 30, 2025, the Company has recorded an allowance for credit losses in the amount of $4,500,000. As of September 30, 2025, due to possible the uncollectability of the Cumberland Note the company has recorded an allowance for credit losses in the amount of $4,500,000, which resulted in bad debt expense of $3,025,000 and a reserve of $1,475,000 against a deferred gain on sale.

During the nine months ended September 30, 2025 and 2024, Norman Berry and Sugar Phase (prior to deconsolidation) did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the Company’s balance of equity-based investments is for its remaining investment in Norman Berry. As of December 31, 2024 the Company’s balance of equity-based investments related to its $3,000,000 investment in Cumberland and $642,607 investment in Norman Berry.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Repairs and maintenance are charged to expense when incurred.

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years and $1,028,323 of software development costs that will be amortized over 3 years. During the nine months ended September 30, 2025, the Company determined that the software development costs were impaired and recorded an impairment loss in the amount of $965,812.

Project Development Costs — Project development costs are stated at cost. At September 30, 2025 and December 31, 2024, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell a 50+ acre Lake Travis project site in Lago Vista, Texas (“Lago Vista”), which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

On January 30, 2025, the Company entered into a definitive agreement with Lithe Development Inc., a Texas corporation (“Lithe”), for the sale of the Lago Vista Site. The agreed-upon purchase price for the property was $6,575,000. The Lithe sale was subsequently canceled, and Lago Vista continues to be actively marketed. As of November 13, 2025, the Company is in negotiations to restructure the debt associated with both the Lago Vista property and an additional property owned by the Company in Durant, Oklahoma, with finalization expected during the fourth quarter of 2025.

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

For the Nine Months Ended September 30, 2025 and 2024

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s consolidated financial statements is not yet available.

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

Accounting Standards Recently Adopted – On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280):

Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025.ASU 2023-07 must be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024 and it did not have material effect on the consolidated financial statements.

3.	Notes Receivable

On November 13, 2024 the Company entered into a promissory note for $960,672 in connection with the sale of the St. Mary’s Site. The promissory note bore 10% interest per annum, provided for monthly interest payments and was to mature on March 15, 2025 with the option to extend up to three times by paying $10,000 for each extension. Each extension period was 30 days. On June 23, 2025, the Company entered into an amendment to this note. Upon execution of the amendment, the Borrower paid the Company an extension fee of $40,000. The amendment revised the payment schedule under the note to provide for: (i) a second payment of $250,000 due on or before July 30, 2025 (subject to a 30-day extension if the Borrower provided proof of funds and the Company consented), and (ii) a final payment of $670,672 was due on or before October 30, 2025 (or November 29, 2025, if the second payment was extended). As of September 29, 2025, the Borrower exercised the 30-day extension option for a total extension payment of $30,000. The amendment also provides for automatic acceleration of all outstanding obligations under the note if any scheduled payment is not made on time. Additional events of default include the Borrower’s default under any other obligations in excess of $50,000, the occurrence of a material adverse change in the Borrower’s financial condition, and failure to cooperate in perfecting the Company’s security interests.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

4.	Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2025 and December 31, 2024 the Company’s property and equipment, net consisted of the following:

	2025	2024	Estimated Life
Computer equipment and software	$7,293	$7,293	5 years
I Equipment	3,588,451	-	5-10 years
Furniture and fixtures	1,329,412	-	4-7 years
Land improvements	321,922	-	7-20 years
Vehicles and trailer	5,824,464	-	5 years
Less: accumulated depreciation	(5,882,005)	(1,248)
Property, plant and equipment, net	$5,189,537	$6,045

Included in property and equipment is $2,110,471 and $0 of finance lease right of use assets as of September 30, 2025 and December 31, 2024, respectively.

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $431,097 and $1,799, respectively of which $58,271 and $0 related to finance leases. Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $576,893 and $1,799, respectively $77,694 and $0 related to finance leases.

At September 30, 2025 and December 31, 2024 the Company’s intangible assets consisted of the following:

	2025	2024
Software development	$-	$1,018,323
Website costs	22,210	22,210
Less: accumulated amortization	(5,553)	(2,221)
	$16,657	$1,038,312

Amortization expense for the three months ended September 30, 2025 and 2024 amounted to $1,111 and $0, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 amounted to $63,621 and $0, respectively.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

For the years ended December 31:	Estimated amortization expense
2025 (remaining)	$1,111
2026	4,442
2027	4,442
2028	4,442
2029	2,220
$16,657

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

5.	Equity-based investments

As of September 30, 2025, the Company’s investment in Norman Barry amounted to $619,107. The financial position of the Company’s equity-based investments are summarized below as of September 30, 2025 and December 31, 2024:

Condensed balance sheet information:	2025	2024
	(Unaudited)	(Unaudited)
Total assets	$2,281,000	$40,400,000
Total liabilities	$1,007,000	$10,200,000
Members’ equity	$1,274,000	$30,200,000

6.	Notes Payable and Notes Payable– Related Party

LV Note

On April 3, 2024, LV Holding, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of the LV Note. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provided for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lago Vista site, and a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note required monthly installments of interest only at a fixed rate of 17.00%, had a maturity date of April 1, 2025and could be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note were guaranteed by the Company pursuant to a Guaranty, dated April 3, 2024 As of November 13, 2025, the LV Note is being renegotiated. Although the principal and accrued interest were not paid upon maturity, the lender has not declared any unpaid principal balance, earned interest, and any other amounts owed on the note immediately due.

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

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

Leighton

On March 1, 2024, the Company entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit was September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date could be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the Line of Credit, on March 1, 2024, the Company issued 154,320 shares of the Company’s restricted common stock (7,716 as adjusted for the Stock Split) to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. On November 12, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024.

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

Subsequent to September 30, 2025, the Company paid off the principal balances of the outstanding amounts to Leighton.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

1800 Diagonal

On July 10, 2024, the Company issued a promissory note (the “1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the principal amount of $64,400 for a purchase price of $56,000, representing an original issue discount of $8,400. Under the terms of the 1800 Diagonal Note, beginning on August 15, 2024, the Company was required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $8,086. The Company had the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the 1800 Diagonal Note, the Company incurred $11,000 in debt issuance costs. As of September 30, 2025, there is no principal balance.

On July 24, 2024, the Company issued a promissory note (the “Second 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $49,000 for a purchase price of $40,000, representing an original issue discount of $9,000. Under the terms of the Second 1800 Diagonal Note, beginning on August 30, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $6,261. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Second 1800 Diagonal Note, the Company incurred $10,000 in debt issuance costs. As of September 30, 2025, there is no principal balance.

On September 6, 2024, the Company issued a promissory note (the “Third 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $49,000 for a purchase price of $40,000, representing an original issue discount of $9,000. Under the terms of the Third 1800 Diagonal Note, beginning on October 9, 2024, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $7,044, with $42,263 being due during October 2024. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Third 1800 Diagonal Note, the Company incurred $10,000 in debt issuance costs. As of September 30, 2025, there is no principal balance.

On February 18, 2025, the Company issued a promissory note (the “Fourth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $90,000 for a purchase price of $75,000, representing an original issue discount of $15,000. Under the terms of the Fourth 1800 Diagonal Note, beginning on April 18, 202, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $12,937, with $77,625 being due during March 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Fourth 1800 Diagonal Note, the Company incurred $15,000 in debt issuance costs. As of September 30, 2025, there is no principal balance.

On April 29, 2025, the Company issued a promissory note (the “Fifth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $128,000 for a purchase price of $107,000, representing an original issue discount of $21,400. Under the terms of the Fifth 1800 Diagonal Note, beginning on November 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,457, with $73,830 being due during October 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Fifth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs. As of September 30, 2025, the principal balance amounted to $128,400.

On May 12, 2025, the Company issued a promissory note (the “Sixth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $66,700 for a purchase price of $58,000, representing an original issue discount of $8,700. Under the terms of the Sixth 1800 Diagonal Note, beginning on December 15, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $9,588, with $38,352 being due during November 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Sixth 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of September 30, 2025, the principal balance amounted to $66,700.

On June 3, 2025, the Company issued a promissory note (the “Seventh 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $124,200 for a purchase price of $108,000, representing an original issue discount of $16,200. Under the terms of the Seventh 1800 Diagonal Note, beginning on June 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $13,911. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Seventh 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of September 30, 2025, the principal balance amounted to $82,718.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

On August 11, 2025, the Company issued a promissory note (the “Eighth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $239,200 for a purchase price of $208,000, representing an original issue discount of $31,200. Under the terms of the Eighth 1800 Diagonal Note, beginning on March 15, 2026, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $33,488, with $133,952 being due during February 2026 The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Eigth 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of September 30, 2025, the principal balance amounted to $239,200.

On September 15, 2025, the Company issued a promissory note (the “Ninth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $68,400 for a purchase price of $57,000, representing an original issue discount of $11,400. Under the terms of the Ninth 1800 Diagonal Note, beginning on October 15, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $8,740. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Ninth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs. As of September 30, 2025, the principal balance amounted to $68,400.

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

On March 13, 2025, the Company entered into a Cash Advance Agreement (the “Fourth Cash Advance Agreement”) with Cedar pursuant to which the Company sold to Cedar $750,000 of its future receivables for a purchase price of $610,000 less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $49,900. Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $15,000 a week directly from the Company until the $750,000 due to Cedar is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement. As of September 30, 2025, the principal balance amounted to $549,000.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

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

Each First Closing Arena Debenture matures eighteen months from its date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”) unless there is an event of default under the applicable First Closing Arena Debenture. The PIK Interest is added to the outstanding principal amount of the applicable First Closing Arena Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each First Closing Arena Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such First Closing Arena Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279 ($5.58 as adjusted for the Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.045 ($0.90 as adjusted for the Stock Split) (subject to proportional adjustment for stock splits).

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

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

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

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

On October 25, 2024, the Company closed the second tranche of its private placement offering with the Arena Investors under the Arena Purchase Agreement to which the Company issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Two Million Two Hundred Twenty-Two Thousand Two Hundred and Twenty-Two Dollars ($2,222,222) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 170,892 shares of the Company’s common stock.

The Second Closing Debentures were sold to the Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). The Second Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Second Closing Debenture. The PIK Interest is added to the outstanding principal amount of the applicable Second Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Second Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $3.48, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Second Closing Debentures is 3,268,197 shares of common stock. In connection with the closing of the second tranche, the Company reimbursed Arena Investors $10,000 for its legal fees and expenses. In addition, the initial fair value of the Second Closing Arena Warrants, as described below, amounted to $390,939 and has been recorded as a debt discount and will be amortized over the effective rate method.

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

The Company entered into a Registration Rights Agreement, dated October 25, 2024 (the “Second Closing RRA”), with the Arena Investors where it agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the Second Closing Debentures and the Second Closing Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules and to use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “Second Registration Statement Effectiveness Date”, which is defined in the Arena Purchase Agreement as the 30th calendar day following the Second Closing Date (or, in the event of a “full review” by the SEC, no later than the 120th calendar day following the Second Closing Date); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the Second Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

On October 31, 2024, the Company and the Arena Investors entered into a Global Amendment No. 2 to the First Closing Arena Debentures. Pursuant to the Amendment, the parties to the First Closing Arena Debentures, in order to comply with Nasdaq rules, amended the First Closing Arena Debentures to provide that the Floor Price was set at a fixed price subject to proportional adjustment for stock splits and deleted the prior language which allowed for the floor price to be reduced upon the written consent of the Company and the holder.

On April 4, 2025, the Company closed the third tranche of its private placement offering with the Arena Investors) under the Arena Purchase Agreement to which the Company issued 10% convertible debentures (the “Third Closing Debentures”) in the aggregate principal amount of Five Hundred Thousand Two Hundred Dollars ($500,000) to the Arena Investors and warrants (the “Third Closing Warrants”) to purchase up to 461,043 shares of the Company’s common stock.

The Third Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%). The Third Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Third Closing Debenture. The PIK Interest isadded to the outstanding principal amount of the applicable Third Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Third Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $1.62, and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Third Closing Debentures is 461,043 shares of common stock. In connection with the closing of the third tranche, the Company reimbursed Arena Investors $20,000 for its legal fees and expenses. In addition, the initial fair value of the Third Closing Arena Warrants, as described below, amounted to $285,386 and has been recorded as a debt discount and will be amortized over the effective rate method.

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

During the nine months ended September 30, 2025, $1,450,000 in principal and interest due under the Arena Debentures were converted into 980,141 shares of the Company’s common stock within the terms of such Debentures, and there was no gain or loss recognized.

A Forbearance Agreement dated as of July 29, 2025 (the “Assign Agreement”) was entered into by and between the Company and Mill End Capital LTD, North York LTD, Indigo Capital LLC and Strategic EP LLC (each, a “Holder” and together the “Holders”), being the assignees of all rights under the Arena Debentures held by Arena initially issued to the Arena Investors. At the time of the Assign Agreement, the outstanding debt from the First Closing Arena Debenture, totaled $138,889, the outstanding debt from the Second Closing Arena Debenture totaled $772,222, and the outstanding debt from the Third Closing Debenture, totaled $550,000. In accordance with the Assign Agreement Mill End Capital LTD acquired $309,906 of the outstanding debt, North York LTD acquired $309,906 of the outstanding debt, Indigo Capital LLC acquired $309,906 of the outstanding debt and Strategic EP LLC acquired $531,392 of the outstanding debt. During the nine months ended September 30, 2025, $828,158 of outstanding in principal from these investors were converted into 1,031,634 shares of the Company’s common stock within the terms of such Debentures, and there was no gain or loss recognized.

Resource Group Membership Interest Purchase Agreement

On June 2, 2025, the Company entered into an Amendment (the “Amendment”) to the Membership Interest Purchase Agreement, dated February 25, 2025, (the “Resource Group MIPA”) with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of Resource Group (the “Equityholders”). The Amendment altered the consideration to be paid by the Company to the Equityholders in connection with the purchase of 100% of the membership interests of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Resource Group MIPA was executed; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (which, subject to the approval of the Company’s stockholders and The Nasdaq Stock Market (“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock). The Amendment also provides that, subject to shareholder approval, that the Company will issue an aggregate of 41,182 additional shares of Company common stock to the Equityholders upon the approval of such issuance by the Company’s stockholders at the Company’s stockholders’ meeting and provided that the Company continues to meet and is eligible to meet the Nasdaq continued listing requirements.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

Peak One

On June 26, 2025, the Company entered into a Securities Purchase Agreement, dated June 26, 2025 (the “Peak Purchase Agreement”), with an institutional investor (the “Peak Investor”), pursuant to which the Company issued to the Investor a 10% convertible debenture (the “Peak Debenture”) in the principal amount of $172,500 in a private placement offering. The Debenture was sold to the Peak Investor for a purchase price of $155,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, the Company paid $5,000 as a non-accountable fee to the Peak Investor to cover its accounting fees, legal fees and other transactional costs and issued to the Peak Investor and its designee an aggregate total of 100,000 shares of its restricted common stock (the “Commitment Shares”) as described in the Peak Purchase Agreement.

The Peak Debenture matures twelve months from its date of issuance and bears interest at a rate of 10% per annum payable on the maturity date. The Peak Debenture is unsecured and subordinated to the outstanding 10% Original Issue Discount Secured Convertible Debentures issued to the Arena Investors (as defined below) by the Company. The Peak Debenture is convertible, at the option of the holder, at any time on or after the earlier of (i) March 23, 2026 or (ii) the date that the Arena Debentures (as defined below) are extinguished, into such number of shares of common stock of the Company equal to the principal amount of the Peak Debenture plus all accrued and unpaid interest at a conversion price equal to the closing price of the Company’s common stock on the trading day immediately preceding the conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.19 (the “Floor Price”).

The Peak Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Peak Debenture is outstanding, if the Company receives cash proceeds of more than $500,000 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of the Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 100% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture.

The Peak Debenture contains customary events of default. If an event of default occurs, until it is cured, the Investor may increase the interest rate applicable to the Peak Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Peak Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the Peak Debenture, the Peak Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the Debenture) or incurring any new indebtedness that is senior to the Peak Debenture or secured by the assets of the Company until the Peak Debenture is paid in full.

The Peak Purchase Agreement provides the Peak Investor with “piggy-back” registration rights, if the Company files with the SEC a registration statement covering any of its securities, to use its reasonable efforts to effect the registration of the maximum number of Registrable Securities (as defined in the Purchase Agreement) as shall be permitted to be included thereon in accordance with applicable SEC rules.

Subsequent to September 30, 2025, the Company redeemed the Peak Debenture.

Index Equity

On August 22, 2025 the Company entered into a Promissory Note, dated August 22, 2025 (the “Index 2025 Note”) with Index Equity US, LLC (the “Lender”) for the principal amount of $200,000. Under the terms of the Index 2025 Note the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $240,000 on or before the maturity date of October 21, 2025.However, if the Note is not fully funding, meaning the Lender has not disbursed the full $200,000 in funding installments—the Company is obligated to repay, in lieu of the full potential funding amount, a sum equal to 120% of the total amount actually funded and disbursed by the Lender under this Index 2025 Note. The repayment obligation in the event of partial funding is calculated as the funded amount multiplied by 1.20 and shall be due and payable in full on or before the Maturity Date. At September 30, 2025, the outstanding principal amount was $200,000.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

As of September 30, 2025 and December 31, 204, notes payable consisted of the following:

	2025	2024
LV Note	$5,000,000	$5,000,000
2nd Lien Note	1,000,000	1,000,000
BCV Loan Agreement	2,200,000	2,100,000
Leighton	250,000	250,000
1800 Diagonal Note	-	21,467
Second 1800 Diagonal Note	-	27,222
Fifth 1800 Diagonal Note	128,400	-
Sixth 1800 Diagonal Note	66,700	-
Seventh 1800 Diagonal Note	82,718	-
Eighth 1800 Diagonal Note	239,200
Ninth 1800 Diagonal Note	68,400
Cash Advance Agreement	-	76,141
Second Cash Advance Agreement	-	149,828
Fifth Cash Advance Agreement	549,000
First Closing Arena Debentures	-	138,889
Second Closing Debentures	-	2,222,222
Third Closing Debentures	-
Peak One	172,500	-
Index 2025 Note	200,000	-
Mill End Capital Ltd	142,103	-
North York Ltd	142,103	-
Indigo Capital LLC	142,103	-
Strategic EP LLC	206,643	-
Member Note (related party) - $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing of the Resource Group acquisition closing	480,000	-
Gail Baird Foundation – Mortgage note payable with an original principal amount of $2,500,000 dated October 23, 2023 with a maturity date of April 21, 2025 and interest rate of 14% per annum plus an exit fee equal to 2% of outstanding principal at the time of payoff. Guaranteed by a former member of Resource Group, collateralized by land held by the Company and the entire principal balance due upon maturity. Despite the fact that the principal and accrued interest were not paid upon maturity, the lender has not declared the note in default and we continue to pay standard interest thereon.	2,500,000	-
CCG Loan1 – Note payable with an original principal amount of $389,469 dated July 12, 2022 with a maturity date of April 12, 2026, interest rate of 10.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	66,228	-
CCG Loan2 – Note payable with an original principal amount of $507,935 dated August 26, 2022 with a maturity date of May 26, 2026, interest rate of 11.18% per annum, secured by underlying equipment and monthly payments of principal and interest.	98,626	-
CCG Loan3 – Note payable with an original principal amount of $428,446 dated October 13, 2023 with a maturity date of August 13, 2027, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	227,378	-
John Deere Equipment – Note payable with an original principal amount of $91,778 dated March 4, 2022 with a maturity date of March 4, 2026, no interest and monthly principal payments.	9,560	-
Loeb – Note payable with an original principal amount of $3,196,215 dated September 7, 2023 with a maturity date of September 7, 2026, interest rate of 15.5% per annum during 2023 and 14.5% per annum during 2024, secured by underlying equipment and monthly payments of principal and interest with $1,796,979 due upon maturity.	2,390,302	-
Index Loan 2 (related party) – Note payable dated November 8, 2022 due on demand and interest rate of 11.5% per annum	31,749	-
MCS (related party) – Note payable with an original principal amount of $4,960,517 dated January 31, 2023 with a maturity date of January 1, 2025, interest rate of 12.5% per annum, with the entire principal amount due upon maturity. The principal and accrued interest were not paid upon maturity. However, the lender has not declared the note in default and we continue to pay standard interest thereon	4,960,517	-
ZEI Seller Loan – Note payable with an original principal amount of $750,000 dated March 21, 2022 with a maturity date of April 30, 2025 and interest rate of 7% per annum and entire principal balance due upon maturity.	250,000	-

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

Moorback 6600 STA – Note payable with an original principal amount of $312,350 dated January 31, 2024 with a maturity date of February 28, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	235,212	-
Blending Line STA – Note payable with an original principal amount of $94,605 dated February 1, 2024 with a maturity date of March 5, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	71,240	-
Dollinger Bridge – Note payable with an original principal amount of $600,000 dated July 25, 2024 with a maturity date of October 23, 2024, interest rate of 14% per annum, with the entire principal amount due upon maturity. Subsequent to December 31, 2024, the note was extended to December 31, 2025. Subsequent to September 30, 2025, the Company paid off the Dollinger Bridge note.	398,555	-
911 Grapple Truck – Note payable with an original principal amount of $305,985 dated September 1, 2024 with a maturity date of August 30, 2029, interest rate of 7.74% per annum, secured by underlying equipment and monthly payments of principal and interest.	249,320	-
Ford T350 – Note payable with an original principal amount of $39,066 dated October 1, 2024 with a maturity date of September 30, 2029, interest rate of 9% per annum, secured by underlying equipment and monthly payments of principal and interest.	31,513	-
MCA2-Unique Funding Solutions - Cash advance agreement dated May 6, 2025 with a maturity date of November 13, 2025 and weekly estimated payments of $22,192.	318,442	-
MCA3-CFG Merchant Solutions - Cash advance agreement dated June 20, 2025 with a maturity date of May 13, 2026 and weekly estimated payments of $17,443.	672,613	-
MCA4-Greyhaven Partners - Cash advance agreement dated June 26, 2025 with a maturity date of October 12, 2025 and weekly estimated payments of $8,128.	74,761	-
BMO Note payable – Note payable with an original principal amount of $861,485 dated August 22, 2022 with a maturity date of September 30, 2028, interest rate of 6.35% per annum, secured by underlying equipment and monthly payments of principal and interest.	469,590	-
Huntington Note Payable – Note payable with an original amount of $317,571 dated December 23, 2022 with a maturity date of December 31, 2028, interest rate of 7.29% per annum, secured by underlying equipment and monthly payments of principal and interest.	188,934	-
Xerox Copier Note Payable – Note payable with an original amount of $10,423 dated July 1, 2020 with a maturity date of September 30, 2025, interest rate of 4% per annum, secured by underlying equipment and monthly payments of principal and interest	1,626	-
PNC Equipment Finance – Note payable with an original amount of $158,429 dated December 27, 2022 with a maturity date of January 31, 2029, interest rate of 8% per annum, secured by underlying equipment and monthly payments of principal and interest.	97,236	-
SMFL Note Payable – Note payable with an original amount of $357,260 dated December 27, 2022 with a maturity date of January 31, 2029, no interest, secured by underlying equipment and monthly payments of principal and interest.	193,516	-
Verdant – Note payable with an original amount of $496,993 dated September 18, 2022 with a maturity date of October 16, 2027, interest rate of 6.67% per annum, secured by underlying equipment and monthly payments of principal and interest	167,112	-
MCA-CFG Merchant Solutions	775	-
MCA3-CFG Merchant Solutions - Cash advance agreement dated March 21, 2025 with a maturity date of January 21, 2026 and weekly estimated payments of $18,818.	385,239	-
MCA4 - Cedar Advance- Cash advance agreement dated June 16, 2025 with a maturity date of December 16, 2026 and weekly estimated payments of $6,000.	116,741	-
MCA5-MCA Servicing Company Cash advance agreement dated June 25, 2025 with a maturity date of October 11, 2025 and weekly estimated payments of $8,128.	73,136	-
International HZ620 Loan - Note payable with an original principal amount of $173,370 dated July 29, 2025 with a maturity date of July 29, 2031, 7.71% interest and monthly principal payments.	169,554
Total	25,519,345	10,985,769
Less: debt discount	(1,090,831)	(1,124,157)
Total Debt	24,428,514	9,861,612
Less: current maturities, net	(21,905,694)	(8,361,655)
Long-term debt, net	$2,522,820	$1,499,957

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

6.	Notes Payable and Notes Payable– Related Party (cont.)

Scheduled maturities of notes payable is as follows for the nine months ending September 30,:

2025	$19,779,807
2026	4,666,537
2027	556,890
2028	455,313
2029	60,798
25,519,345
Less: debt discount and debt issuance costs	(1,090,831)
Total Debt	24,428,514
Less: current maturities	(21,905,694)
Long-term debt, net	$2,522,820

For the three months ended September 30, 2025 and 2024, the Company recognized amortization of debt issuance costs and debt discount of $653,822 up and $738,018, respectively, on all debt outstanding. For the nine months ended September 30, 2025 and 2024, the Company recognized amortization of debt issuance costs and debt discount of $1,494,667 and $1,658,541, respectively, on all debt outstanding. As of September 30, 2025, the unamortized debt issuance costs and discount amounted to $1,090,831.

7.	Business Combination and Acquisition of Assets

On February 7, 2024, the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). The MIPA provided that the aggregate consideration to be paid by the Company for the outstanding membership interests (the “Membership Interests”) of Majestic would consist of 500,000 shares of the Company’s restricted stock (20,000 as adjusted for the Stock Split) the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The MIPA and a related side letter provided that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration was to be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), the Company agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries. As of December 31, 2024, the Company has not incurred any amount related to the Profit Sharing Agreement. On October 30, 2024, the Company and the members of Majestic entered into an amendment to the MIPA. The amendment reduced the Cash Consideration for the purchase of Majestic from $500,000 to $154,675. Members receiving less than $5,000 were paid their share of Cash Consideration by October 30, 2024. Members receiving more than $5,000 were paid 50% of their consideration of on October 30, 2024 and the remaining 50% on December 1, 2024. However, one member was paid $60,000 over a 12-month term in monthly installments of $5,000. In conjunction with this acquisition, the Company incurred $38,423 of legal fees which have been capitalized to intangible assets.

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

For the Nine Months Ended September 30, 2025 and 2024

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

On June 6, 2024, the Company completed the acquisition of all of the assets related to MyVONIA pursuant to the APA. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock (25,000 as adjusted for the Stock Split). Of such shares, 200,000 shares of common stock (10,000 as adjusted for the Stock Split) were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock (15,000 as adjusted for the Stock Split) issuable upon the achievement of certain benchmarks. The additional consideration will be paid at each of the following events: 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 2,500 Qualified Users, 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 5,000 Qualified Users and 100,000 shares of common stock (5,000 as adjusted for the Stock Split) at 10,000 Qualified Users. The purchase of MyVONIA was determined to be an acquisition of assets, of which intangible assets were acquired. The fair value of the purchase amounted to $103,800 which resulted from the 200,000 shares of common stock issued (10,000 as adjusted for the Stock Split). As of the date of acquisition and September 30, 2025, the issuance of the contingent shares was not probable and thus not recorded. In conjunction with this acquisition, the Company incurred $35,439 of legal fees which have been capitalized to intangible assets.

The purchase consideration amounted to:

Equity compensation	$103,800

The following table summarizes the allocation of the purchase price to the assets acquired:

Intangible assets	$103,800

On June 2, 2025, the Company completed the acquisition of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Resource Group MIPAwas executed, which amounted to 376,818 shares of common stock; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (which, subject to the approval of the Company’s stockholders and The Nasdaq Stock Market (“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock). In accordance with ASC 805, the Resource Group acquisition is accounted for as a business combination. The Resource Group acquisition was made for the purpose of primarily shifting the Company’s future business. The integration of Resource Group is expected to enhance the Company’s revenue profile, diversify its operations, and provide a scalable platform for expansion into additional engineered soil, logistics, and environmental service markets. Management believes this strategic alignment will allow the Company to capture synergies across its operational segments while creating long-term shareholder value. While Resource Group is expected to serve as the Company’s primary operational focus going forward, the Company will also continue to optimize and operate its legacy real estate assets and joint venture interests. In connection with this dual-track strategy, the Company is evaluating the most efficient path to manage its property portfolio while supporting the growth and operational scale of Resource Group.

The purchase consideration amounted to:

Note payable	$480,000
Equity compensation	9,092,182
$9,572,182

The total equity compensation was valued as follows: common stock at the closing price upon acquisition which amounted to $452,182, and the preferred stock at a value of $8,640,000 which was calculated at the estimated conversion price of the common stock with a related discount.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

7.	Business Combination and Acquisition of Assets (cont.)

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Resource Group Acquisition:

Cash and cash equivalents	$309,556
Accounts receivable	927,808
Inventory	949,670
Prepaid expenses and other current assets	1,151,174
Property and equipment	5,583,820
Intangible assets	-
Right of use assets	319,467
Accounts payable and accrued expenses	(1,650,657)
Notes payable	(13,340,538)
Notes payable, related party	(5,256,000)
Operating lease liabilities	(1,958,313)
Finance lease liabilities	(817,390)
Goodwill	23,353,585
$9,572,182

As of September 30, 2025, the Company has not completed its measurement period with respect to the Resource acquisition.

The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2025 and 2024 assume the acquisition Resource Group was completed on January 1, 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$3,515,708	$4,615,560
Pro-forma net loss	$(4,350,321)	$(2,734,941)

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2025 and 2024 assume the acquisition Resource Group was completed on January 1, 2024:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$14,651,756	$13,401,488
Pro-forma net loss	$(13,331,156)	$(8,950,120)

8.	Net Loss Per Share

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

At September 30, 2025, there were 1,256,848 warrants outstanding that could potentially dilute future net loss per share.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

9.	Stockholder’s Equity

As of September 30, 2025, the Company has 5,041,186 shares of common stock issued and outstanding.

During the nine months ended September 30, 2025, the Company issued 342,548 shares of common stock for the issuance of debt with a value of $413,239, as previously disclosed, as well as 83,333 shares of common stock from the exercise of pre-funded warrants.

During the nine months ended September 30, 2025, the Company issued 980,141 shares of common stock resulting from the conversion of an aggregate of $1,450,000 of Arena Debentures principal amount and accrued interest. Additionally during the nine months ended September 30, 2025, the Company issued 1,031,644 shares of common stock resulting from the conversion of an aggregate of $828,158 from the Holders principal amount. The conversions were within the terms of the underlying agreements and no gain or loss was recorded and resulted in an aggregate of 2,022,775 shares of common stock being issued with a value of $2,278,158.

During the nine months ended September 30, 2025, the Company issued an additional 40,000 shares of common stock in connection with the BCV Loan Agreement, with a value of $45,600.

During the nine months ended September 30, 2025, the Company issued 235,852 shares of common stock from the exercise of warrants with a total value of $214,481.

During the nine months ended September 30, 2025, the Company issued 150,000 shares of common stock for services, with a total value of $153,053.

July 2025 Private Placement

On July 29, 2025, the Company entered into a Securities Purchase Agreement, dated June 29, 2025 (the “July Purchase Agreement”), with two investors (the “July 2025 Investors”), pursuant to which the Company sold to the July 2025 Investors in a private placement priced at-the-market consistent with Nasdaq rules 309,692 shares (the “July 2025 Shares”) of its common stock at a purchase price equal to $0.9094, which was greater than the Nasdaq Official Closing Price immediately preceding the signing of the July Purchase Agreement, together with pre-funded warrants (the “July 2025 Pre-Funded Warrants”) exercisable for 173,681 shares of its common stock at a purchase price of $0.9094 less the $0.0001 exercise price, and five-year warrants (the “July 2025 Warrants”) to purchase 483,372 shares of its common stock (with an exercise price of $0.9094 per share) at a purchase price of $0.125 per Warrant. for aggregate gross proceeds of $560,422 (the “July Offering”). During the nine months ended September 30, 2025, the Company issued 85,777 shares of common stock from the exercise of July 2025 Warrants.

In connection with the July Offering, the Company also entered into a Waiver and Consent with the Arena Investors effective June 29, 2025, pursuant to which they waived their rights under their existing Securities Purchase Agreement to object to the Company entering into variable rate transactions. As consideration for this waiver, the Company issued the Arena Investors a five-year pre-funded warrant to purchase 100,000 shares of common stock at a nominal exercise price of $0.0001 per share. Additionally, the Arena Investors were issued 108,548 shares of common stock in connection with a Waiver and Consent as part of the Assign Agreement. During the nine months ended September 30, 2025, the Arena Investors were also issued an additional 44,296 shares of common stock in accordance with their original underlying agreement.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

9.	Stockholder’s Equity (cont.)

On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with Safe & Green Holdings Corp. (“SG Holdings”) pursuant to which the Company forgave and released SG Holdings from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,323 and in respect of $815,522 of inter-company advances from the Company to SG Holdings (which amounts had been previously written off of on the Company’s balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of inter-company debt owed to SG Holdings by the Company and for SG Holdings transferring 276,425 shares (the “Treasury Shares”) of the Company’s Common Stock owned by SG Holdings to the Company. The Company initially is holding the Treasury Shares in its treasury. As a result of this agreement, SG Holdings is no longer be a stockholder of the Company. The total amount forgiven amounted to $391,524 and has been recorded in additional paid in capital.

On March 5, 2025, the Company approved a stock dividend from the Treasury Shares. The record date for the stock dividendwas April 7, 2025 and the dividend was distributed to stockholders after the close of trading on April 22, 2025. As of September 30, 2025, 112,763 shares of common stock were issued and the Company still held 163,662 shares of treasury stock.

Preferred Shares

As of September 30, 2025, the Company had 1,500,000 shares of preferred stock issued and outstanding. The preferred stockholders are not entitled to receive any dividends or distributions. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Convertible Preferred Stock are entitled to be paid, with respect to each share of Series A Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount in cash per share of Series A Convertible Preferred Stock equal to the Stated Value (the amount payable pursuant to this sentence is hereinafter referred to as the “Liquidation Value”). After payment of the Liquidation Value as set forth above, the shares of Series A Convertible Preferred Stock will no longer be deemed to be outstanding and the holders thereof will have no further rights as holders of Series A Convertible Preferred Stock. Except as otherwise required by law, the Series A Convertible Preferred Stock have no voting rights; provided, however, as long as any shares of Series A Convertible Preferred Stock are outstanding, the Corporation will not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend this Certificate of Designation. As approved by the Company’s stockholders, the issuance of Corporation’s Common Stock upon the conversion of the Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock will thereafter be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into six (6) fully paid and nonassessable shares of Common Stock (the “Conversion Ratio”). Shares of Series A Convertible Preferred Stock may not be redeemed by the Corporation absent the consent of the holder thereof. Redeemed shares of Series A Convertible Preferred Stock shall return to the status of and constitute authorized but unissued shares of Preferred Stock, without classification as to series until such shares are once more classified as a particular series by the Board of Directors.

Equity Purchase Agreement

On November 30, 2023, the Company entered into an Equity Purchase Agreement (the “EP Agreement”) with Peak One, pursuant to which the Company had the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the EP Agreement) from time to time to Peak One (i) in a minimum amount not less than $25,000.00 and (ii) in a maximum amount up to the lesser of (a) $750,000 or (b) 200% of the Average Daily Trading Value (as defined in the EP Agreement).

In connection with the EP Agreement, the Company agreed, among other things, to issue Peak One’s designee 100,000 shares of its restricted common stock (5,000 as adjusted for the Stock Split) as commitment shares. As of December 31, 2024, the Company has sold approximately 986,000 shares (49,300 as adjusted for the Stock Split) under the EP Agreement with a value of $750,719. As of September 30, 2025, the EP Agreement has been terminated.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

9.	Stockholder’s Equity (cont.)

ELOC

On August 12, 2024 , the Company also entered into an ELOC Purchase Agreement, which was amended on August 30, 2024, (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which the Company had the right, but not the obligation, to direct Arena Global to purchase up to $50.0 million (the “Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the ELOC Purchase Agreement, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. Further, under the ELOC Purchase Agreement and subject to the Commitment Amount, the Company had the right, but not the obligation, to submit an Advance Notice (as defined in the ELOC Purchase Agreement) from time to time to Arena Global calculated as follows: (a) if the Advance Notice is received by 8:30 a.m. Eastern Time. the lower of: (i) an amount equal to seventy percent (70%) of the average of the Daily Value Traded (as defined in the ELOC Purchase Agreement) of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $20.0 million, (b) if the Advance Notice is received after 8:30 a.m. Eastern Time but prior to 10:30 a.m. Eastern Time, the lower of (i) an amount equal to forty percent (40%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $15.0 million, and (c) if the Advance Notice is received after 10:30 a.m. Eastern Time but prior to 12:30 p.m. Eastern Time, the lower of (i) an amount equal to twenty percent (20%) of the average of the Daily Value Traded of the Company’s common stock on the ten trading days immediately preceding an Advance Notice, or (ii) $10.0 million.

During the Commitment Period (as defined below), the purchase price to be paid by Arena Global for the common stock under the ELOC Purchase Agreement was 96% of the Market Price, defined as the daily volume weighted average price (VWAP) of the Company’s common stock, on the trading day commencing on the date of the Advance Notice.

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

The ELOC Purchase Agreement also had a provision that provided for the issuance of additional shares of rgw the Company’s common stock as commitment fee shares in the event the value of the Initial Commitment Fee Shares is less than $500,000 measured during a specified period and the value of the Second Tranche Commitment Fee Shares is less than $250,000 measured during a specified period.

In connection with the ELOC Purchase Agreement, the Company agreed to file a registration statement registering the common stock issued or issuable to Arena Global under the Arena ELOC for resale with the SEC within 30 calendar days of the Arena ELOC.

The obligation of Arena Global to purchase the Company’s common stock under the ELOC Purchase Agreement begins on the date of the ELOC Purchase Agreement, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the ELOC Purchase Agreement equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”). As of September 30th , 2025, there have been no share issuances under the ELOC Purchase Agreement. On July 29th, 2025, the Company entered into a Waiver and Consent (the “Arena Waiver”) with Arena Business Solutions Global SPC II, LTD (“Arena Business Solutions Global”), effective June 29, 2025, pursuant to which Arena Business Solutions Global agreed to waive any rights it has under the Securities Purchase Agreement by and between it and the Company, dated as of August 12, 2024, as amended on August 30, 2024 and November 15, 2024, with respect to, and consents to the Company entering into variable rate transactions. In consideration for the Arena Waiver, the Company agreed to issue to Arena Business Solutions Global a five-year pre-funded warrant exercisable for 100,000 shares of its common stock at a strike price of $0.0001 per share (the “Arena Pre-Funded Warrant”). On August 4th, 2025, the Company terminated the ELOC Purchase Agreement.

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

9.	Stockholder’s Equity (cont.)

Warrants

In conjunction with the issuance of debentures issued in February and March 2024 to Peak One Opportunity Fund, L.P (“Peak One”), the Company issued warrants to purchase an aggregate of 250,000 shares of common stock. (12,500 as adjusted for the Stock Split) (“Peak Warrants”). The Peak Warrants each expire five years from their respective date of issuance. The Peak Warrants each are exercisable, at the option of the holder, at any time, for up to 125,000 shares of common stock (6,250 as adjusted for the Stock Split) of the Company at an exercise price equal to $2.53 ($50.60 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split). The initial fair value of the Peak Warrants amounted to an aggregate of $124,363 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.22%
Contractual term	5 years
Dividend yield	0%
Expected volatility	131%

In conjunction with the issuance of additional debentures issued to Peak One in April and May 2024, the Company issued warrants to purchase an aggregate of 525,000 shares of common stock (26,250 as adjusted for the Stock Split). The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 262,500 and 262,500 shares of common stock (13,125 as adjusted for the Stock Split) of the Company at an exercise price equal to $0.65 and $0.76 ($13 and $15.20 as adjusted for the Stock Split), respectively, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split). The initial fair value of warrants amounted to an aggregate of $188,074 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

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

For the Nine Months Ended September 30, 2025 and 2024

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

In conjunction with the issuance of Third Closing Warrants in April 2025, the Company issued warrants to purchase an aggregate of 461,043 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 461,043 shares of common stock of the Company at an exercise price equal to $1.6215 subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the Second Closing Warrants agreement. The initial fair value of warrants amounted to an aggregate of $170,743 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	125%

Warrant activity for the nine months ended September 30, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	357,937	$4.01	4.60	-
Granted	1,218,096	0.97	-
Exercised	(319,185)
Outstanding and exercisable – September 30,2025	1,256,848	$1.31	3.85	$-

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

10.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 200,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (“2023 Plan”). The 2023 Plan expires February 2033 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan will automatically increase on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. On January 1, 2024, 459,000 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. On January 1, 2025, 66,784 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. In August 2025, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to increase the number of shares authorized for issuance thereunder by 1,200,000 shares of common stock.  Stockholders approved this amendment on September 29, 2025. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

For the nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $177,011, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. The Company used the simplified or plain vanilla method of estimating the term of the granted restricted stock units. This expense resulted from restricted stock units granted in 2024 that were issued at a fair value of $0.28 which represented the closing price of the Company’s common stock. The fair value of these units upon issuance amounted to $354,000. As of September 30, 2025, there was a total of $0 of unrecognized compensation costs related to non-vested restricted stock units. As of September 30, 2025, there were 289,859 shares of the Company’s common stock available for issuance under the 2023 Plan.

The following table summarized restricted stock unit Activities during the nine months ended September 30, 2025

Number of Shares
Non – vested balance at January 1, 2025	625,000
Granted	-
Vested	(625,000)
Forfeited/Expired	-
Non – vested balance at September 30, 2025	-

11.	Leases

The Company leases office space non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately five year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		September 30, 2025

Operating Leases
Right-of-use assets		$304,083

Current liabilities	Lease liability, current maturities	58,747
Non-current liabilities	Lease liability, net of current maturities	265,722
Total operating lease liabilities		$324,469

Weighted Average Remaining Lease Term
Operating leases		5.38 years
Weighted Average Discount Rate
Operating leases		8%

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

11.	Leases (cont.)

The Company leases various equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately one year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		September 30, 2025

Finance Leases
Right-of-use assets (included in property and equipment)		$2,110,471

Current liabilities	Lease liability, current maturities	185,962
Non-current liabilities	Lease liability, net of current maturities	1,029,812
Total finance lease liabilities		$1,215,774

Weighted Average Remaining Lease Term
Finance leases		3.42 years
Weighted Average Discount Rate
Finance leases		8%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Operating
2025 (remaining)	$99,737
2026	374,728
2027	374,092
2028	374,863
2029	372,469
Thereafter	364,965
Total lease payments	1,960,854
Less: Imputed interest	(421,611)
Present value of lease liabilities	$1,539,243

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

12.	Related Party Transactions

As disclosed in Note 9, on January 29, 2025, the Company entered into a Mutual Release with SG Holdings in regards to amounts due as well as other amounts between the Company and SG Holdings. The total amount forgiven amounted to $391,524 and has been recorded in additional paid in capital.

As of September 30, 2025 and December 31, 2024 included in accounts payable and accrued expenses is $740,000 and $460,000, respectively, due to the Company’s board members. This includes pro-rated cash retainers for the 3rd and 4th quarter of 2024 and 1st quarter of 2025.

As of September 30, 2025, the Company had $3,591,036 due to related parties. These amounts resulted from advances from affiliates of the Company and are non-interest bearing and due on demand.

As disclosed in Note 6, the Company has a note payables from a related parties in the amount of $5,472,266 as of September 30, 2025.

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

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined that the Company is currently organized its operations into the following segments: real estate development, technology, Resource and ZEI. The Resource and ZEI segments are currently the Company’s main focus, with the technology segment resulting from the acquisitions of Majestic and MyVONIA. Resource and ZEI result from the acquisition of Resource Group. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The CODM used the below financial information to assess financial performance and allocate resources. Information for the Company’s segments, is provided in the following table:

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Nine Months Ended September 30, 2025
Revenue	$--	$18,170	$1,184,894	$3,733,324	$4,936,388
Cost of revenue	--	11,800	389,568	3,075,073	3,476,441
Operating expenses:
Payroll and related expenses	1,254,391	11,214	460,221	449,745	2,175,571
Professional fees	1,744,121	280,718	1,001,854	390,280	3,416,973
Other operating expenses	1,367,629	-	5,288	-	1,372,917
Bad debt expense	3,025,000				3,025,000
Total operating expenses	7,391,141	291,932	1,467,363	840,025	9,990,461
Operating loss	(7,391,141)	(285,562)	(672,037)	(181,774)	(8,530,514)
Other income (expense)	(2,722,217)	(5,707)	(744,876)	(250,958)	(3,723,758)
Net loss	$(10,113,358)	$(291,269)	$(1,416,913)	$(432,732)	$(12,254,272)
Total assets	$8,593,933	$7,432	$28,316,806	$1,462,567	$38,380,739

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

14.	Segment Reporting (cont.)

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Three Months Ended September 30, 2025
Revenue	$-	$-	$759,698	$2,756,010	$3,515,708
Cost of revenue	-	-	304,259	2,302,826	2,607,085
Operating expenses:
Payroll and related expenses	373,580		337,017	327,549	1,038,146
Professional fees	947,491	741	781,481	306,403	2,036,116
Other operating expenses	164,102		2,564	-	166,666
Total operating expenses	1,485,173	741	1,121,062	633,952	3,240,928
Operating loss	(1,485,173)	(741)	(665,623)	(180,768)	(2,332,305)
Other income (expense)	(1,285,671)	(1,827)	(548,961)	(181,557)	(2,018,016)
Net loss	$(2,770,844)	$(2,568)	$(1,214,584)	$(362,325)	$(4,350,321)
Total assets	$8,593,933	$7,432	$28,316,806	$1,462,567	$38,380,739

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Nine Months Ended September 30, 2024
Revenue	$-	$173,188	$-	$-	$173,188
Cost of revenue	-	-	-	-	-
Operating expenses:			-	-
Payroll and related expenses	2,934,847	198,190	-	-	3,133,037
Professional fees	1,191,418	270,113	-	-	1,461,531
Other operating expenses	374,031	-	-	-	374,031
Total operating expenses	4,500,296	468,303	-	-	4,968,599
Operating loss	(4,500,296)	(295,115)	-	-	(4,795,411)
Other income (expense)	(2,577,729)	(5,325)	-	-	(2,583,053)
Net loss	$(7,078,025)	$(300,439)	$-	$-	$(7,378,464)
Total assets	$12,817,357	$219,201	$-	$-	$13,036,558

	Real Estate Development	Technology	Resource	ZEI	Consolidated
For the Three Months Ended September 30, 2024
Revenue	$-	$81,210	$-	$-	$81,210
Cost of revenue	-	-	-	-	-
Operating expenses:			-	-
Payroll and related expenses	413,043	108,262	-	-	521,305
Professional fees	688,222	90,226	-	-	778,448
Other operating expenses	172,220	-	-	-	172,220
Total operating expenses	1,273,485	198,488	-	-	1,471,973
Operating loss	(1,273,485)	(117,278)	-	-	(1,390,763)
Other income (expense)	(949,340)	(1,899)	-	-	(951,239)
Net loss	$(2,222,825)	$(119,177)	$-	$-	$(2,342,002)
Total assets	$12,817,357	$219,201	$-	$-	$13,036,558

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

15.	Deconsolidation and Discontinued Operations

As disclosed in Note 2, during the nine months ended September 30, 2025, the Company deconsolidated the activities of Sugar Phase. Upon deconsolidation, the Company accounts for its investment in Sugar Phase on the equity method. The effect of the Deconsolidation resulted in a derecognition of $1,458,927 of assets, $832,121 of liabilities, $66,667 in the carrying value of the non-controlling interest in Sugar Phase, and recognition of the Company’s investment in Sugar Phase. There was no gain or loss recognized in the deconsolidation as the carrying value of the Company’s investment was equal to the fair value of its investment. The assets and liabilities of Sugar Phase at the time of deconsolidation amounted to the following:

Assets:
Cash	$28,970
Prepaid expenses and other current assets	88,109
Total current assets	117,079

Land	601,519
Property, plant and equipment, net	740,329
Total long-term assets	1,341,848

Liabilities:
Accounts payable and accrued expenses	37,600
Short-term notes payable, net	794,521
$832,121

The assets and liabilities associated with discontinued operations were as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets of Discontinued Operations
Current assets of discontinued operations:
Cash	$-	$68,436
Prepaid assets and other current assets	-	44,413
Current Assets of Discontinued Operations	-	112,849

Land	-	417,500
Property and equipment, net	-	540,711
Equity-based investments	-	-

Total Assets of Discontinued Operations	$-	$958,211

Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$7,355
Short-term notes payable, net	-	338,066
Total Current Liabilities of Discontinued Operations	$-	$345,421

Safe and Green Development Corporation
Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

16.	Subsequent Events

On October 16, 2025, the Company entered into a securities purchase agreement (the “October Purchase Agreement”) with institutional investors (the “October Purchasers”) for the issuance and sale in a private placement transaction (the “October Private Placement”) of 360,000 shares of a newly designated series of Series B Non-Voting Convertible Preferred Stock (the “Preferred Stock”) convertible at an initial conversion price of $1.36 per share into 6,617,647 shares of common stock (the “Conversion Shares”) and common warrants (the “Warrants”) to purchase up to 6,617,647 shares of common stock (the “Warrant Shares”) exercisable at an initial exercise price of $1.36 per share, subject, among other things, to adjustment, shareholder approval and certain beneficial ownership limitations set by each holder, for a combined purchase price of $25.00 for each share of Preferred Stock and accompanying Warrant, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The Private Placement closed on October 17, 2025 (the “Closing Date”).  The net proceeds to the Company from the Private Placement were approximately $8.175 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company.

Charter Amendments Filed in October 2025

On October 16, 2025, the Company filed with the Secretary of State of Delaware (i) a Certificate of Designation establishing the rights and preferences of its Series B Non-Voting Convertible Preferred Stock and (ii) a Certificate of Amendment to its Amended and Restated Certificate of Incorporation increasing the Company’s authorized common shares from 100,000,000 to 500,000,000. These actions were related to the private placement of Series B Preferred Stock completed on October 17, 2025.

Notes Payable

Subsequent to September 30, 2025, the Company paid off the principal balances of the BCV Loan Agreement, Peak Note, Leighton and Dollinger Bridge.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

●	The long-term sustainability of our operations as well as future growth depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

●	We operate in a highly competitive market for investment opportunities, and we may be unable to identify and complete acquisitions of real property assets.

●	Our property portfolio has a high concentration of properties located in certain states.

●	There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

●	Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

●	Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

●	Previously undetected environmentally hazardous conditions may adversely affect our business.

●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.

●	If we were deemed to be an investment company, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

●	Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

●	Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

●	We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

●	We may not be able to sell our real property assets when we desire.

●	Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

●	Future outbreaks of any highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

●	We currently do not intend to pay dividends on our common stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

●	We may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of the company.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our management.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

●	Our failure to comply with continued listing requirements of Nasdaq.

●	Risks relating to ownership of our common stock, including high volatility and dilution.

●	Our ability to successfully integrate Resource Group’s operations, personnel, and systems into our existing business structure while preserving customer relationships and operational efficiency.

●	The demand for engineered soils, mulch, compost, and other organic recycling products, and the impact of fluctuations in construction activity, landscaping demand, or public infrastructure spending on such demand.

●	Operational risks inherent in Resource Group’s business, including equipment breakdowns, fuel price volatility, and disruptions to transportation and logistics networks.

●	Our ability to secure, maintain, and renew permits, licenses, and other regulatory approvals required for Resource Group’s operations, and to comply with evolving environmental, health, and safety laws and regulations.

●	The availability and cost of sourcing, processing, and transporting green waste feedstock, and the risk of supply interruptions or quality inconsistencies.

●	Competitive pressures in both the engineered soils and real estate markets, including from larger, better-capitalized companies with greater resources.

●	Potential liabilities related to environmental remediation or contamination at current or former operating sites.

●	Our ability to monetize or otherwise generate value from legacy real estate holdings while focusing on the growth of Resource Group.

●	The effect of adverse weather conditions, natural disasters, or climate-related events on our operations, supply chain, or customer demand.

●	Risks related to our liquidity position, capital needs, and access to financing, particularly in light of our current debt obligations and going concern considerations.

●	The potential for changes in government policies, infrastructure funding, environmental initiatives, or economic conditions to materially affect our business strategies or results.

●	The possibility that we may explore or consummate strategic transactions, , and the risks associated with evaluating, negotiating, or completing such transactions.

The risks and uncertainties included here are not exhaustive or necessarily in order of importance. Other sections of this report and other reports we file with the SEC include additional factors that could affect our business and financial performance, including discussed in “Part II – Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as the Risk Factors set forth in our 2024 10-K and subsequent SEC filings. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Overview

Safe and Green Development Corporation is a Delaware corporation, originally formed in 2021 under the name SGB Development Corp., to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From our inception through 2023, our operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States. These efforts included the direct acquisition of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects.

In 2023 and early 2024, we expanded our strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. We also announced plans to monetize its real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested into its operations or used to fund project-level or corporate activities.

In June 2025, we completed our acquisition of Resource Group US Holdings LLC (“Resource Group”), which marked a significant strategic shift in our core business. Resource Group, through its subsidiaries, is a vertically integrated, full-service operator in the engineered soils and organic recycling industry. Its operations center on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Resource Group also provides comprehensive green waste logistics and collection services through its owned fleet of high-capacity transportation equipment.

While Resource Group is expected to serve as our primary operational focus going forward, we also currently intend to continue to optimize and operate our legacy real estate assets and joint venture interests. In connection with this dual-track strategy, we are evaluating the most efficient path to manage our property portfolio while supporting the growth and operational scale of Resource Group.

Recent Developments.

July 2025 Equity Offering and Related Agreements

On July 29, 2025, we entered into a Securities Purchase Agreement with two investors (the “July 2025 Purchase Agreement”) pursuant to which it sold 309,691 shares of common stock at $0.9094 per share, together with pre-funded warrants exercisable for 173,681 shares of common stock at an exercise price of $0.0001 per share, and five-year warrants to purchase 483,372 shares of common stock at $0.9094 per share. The warrants were sold at $0.125 per warrant, resulting in aggregate gross proceeds of approximately $560,422. Dawson James Securities, Inc. acted as financial adviser in connection with the offering and received 150,000 restricted shares of common stock and a $20,000 expense reimbursement.

The July 2025 Purchase Agreement provided the investors with a 75-day right of first refusal to participate in any proposed sale of our equity or debt securities, subject to certain exceptions, and prohibited us during that period from entering into any transaction that could interfere with or substitute for a proposed $100 million private-placement financing (the “Treasury Opportunity”) to establish a cryptocurrency treasury reserve. The investors were required to present such an opportunity within three business days of signing, with Dawson James Securities, Inc. serving as exclusive placement agent. The agreement further established specific milestones for presenting, documenting, and consummating a Treasury Opportunity; if those milestones were not met (a “Treasury Opportunity Failure”), the investors’ right of first refusal and related restrictions expired.

Concurrently, we entered into a consulting agreement with Bill Panagiotakopoulos, appointing him as executive consultant at an annual salary of $200,000 to assist in pursuing the Treasury Opportunity. The consulting agreement provided for automatic resignation upon the occurrence of a Treasury Opportunity Failure or if certain representations were found to be materially inaccurate. If a Treasury Opportunity were successfully consummated, Mr. Panagiotakopoulos would become Chief Executive Officer at a $200,000 annual salary and receive a restricted-stock award for 300,000 shares under the Company’s 2023 Incentive Compensation Plan, vesting 50% upon issuance and the remainder quarterly over eighteen months, subject to an amendment to increase the number of shares available under the plan.

The July 2025 Purchase Agreement also contemplated that, following the completion of a Treasury Opportunity, we would seek, with the consent of Resource Group US Holdings LLC and its former equityholders, to unwind the transactions effected by the Membership Interest Purchase Agreement dated February 25, 2025 (as amended June 2, 2025), including cancellation of 1.5 million shares of non-voting Series A Convertible Preferred Stock previously issued to the Resource Group equityholders.

In connection with the July 2025 Purchase Agreement, we entered into a forbearance agreement with the assignees of the Arena Debentures, under which the assignees agreed to forbear from exercising rights or remedies relating to certain defaults until sixty-one days after any Treasury Opportunity Failure. We retained a sixty-day period following any such failure to redeem or arrange the purchase of the outstanding Arena Debentures at 115% of principal. Unless and until a Treasury Opportunity Failure occurred, we were restricted from redeeming or arranging the purchase of the Arena Debentures.

The use of proceeds from the July 2025 Purchase Agreement was designated as follows: $100,000 to reimburse deferred expenses incurred by the Company’s Chief Executive Officer, $200,000 to pay outstanding legal fees, and the remaining proceeds for working-capital purposes, subject to Mr. Panagiotakopoulos’s reasonable consent.

Additionally, effective July 29, 2025, we entered into a waiver and consent with Arena Business Solutions Global SPC II, LTD, which waived certain rights under existing agreements to permit the offering pursuant to the July 2025 Purchase Agreement. In consideration for the waiver and consent, we issued a five-year pre-funded warrant exercisable for 100,000 shares of common stock at a nominal exercise price of $0.0001 per share.

August 2025 Expiration of Right of First Refusal and Termination of Consulting Agreement

On August 26, 2025, we provided written notice to the investors under the July 2025 Purchase Agreement that their right of first refusal to participate in any proposed sale of equity or debt securities had expired in accordance with its terms. The expiration occurred because the investors did not present a qualifying $100 million private placement financing (the “Treasury Opportunity”) within three business days of signing, no related letter of intent was received or executed, and no such transaction was consummated within the applicable 30-day period.

As a result of the Treasury Opportunity failure, the consulting agreement between the Company and Bill Panagiotakopoulos, dated July 29, 2025, terminated pursuant to its terms, and Mr. Panagiotakopoulos’ resignation as our consultant became effective.

October 2025 Private Placement

On October 16, 2025, we entered into a securities purchase agreement (the “October Purchase Agreement”) with institutional investors (the “October Purchasers”) for the issuance and sale in a private placement transaction (the “October Private Placement”) of 360,000 shares of a newly designated series of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) convertible at an initial conversion price of $1.36 per share into 6,617,647 shares of common stock (the “Conversion Shares”) and common warrants (the “October Warrants”) to purchase up to 6,617,647 shares of common stock (the “October Warrant Shares”) exercisable at an initial exercise price of $1.36 per share, subject, among other things, to adjustment, shareholder approval and certain beneficial ownership limitations set by each holder, for a combined purchase price of $25.00 for each share of Series B Preferred Stock and accompanying October Warrant, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The Private Placement closed on October 17, 2025 (the “Closing Date”). The net proceeds to us from the Private Placement were approximately $8.175 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company.

Results of Operations for the Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Sales	$3,515,708	$81,210
Purchases expense	2,607,085	-
Total Payroll and related expenses	1,038,146	521,305
Total General and administrative expenses	2,036,116	778,448
Total Marketing and business development expenses	166,666	172,220
Operating loss	$(2,332,305)	(1,390,763)
Interest expense	(2,004,260)	(951,239)
Interest income	(62,325)	-
Other income	48,569	--
Net loss	$(4,350,321)	$(2,342,002)

Sales

During the three months ended September 30, 2025, we generated revenues of $3,515,708 primarily from the sale of materials, including compost, engineered soils, and mulch, as well as from the collection, processing, and disposal of organic and construction-related waste. For the three months ended September 30, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $81,210. This increase of $3,434,498 resulted from the June 2025 acquisition of Resource Group and additional sales resulting from the newly acquired companies.

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2025 were $1,038,146 compared to $521,305 for the three months ended September 30, 2024. This increase of $516,841 in expenses resulted primarily from increased payroll as a result of the June 2025 Resource Group acquisition.

Marketing and Business Development Expenses

Marketing and business development expenses for three months ended September 30, 2025 were $166,666 compared to $172,220 for the three months ended September 30, 2024.

General And Administrative Expenses

General and administrative expenses for three months ended September 30, 2025 were $2,036,116 compared to $778,448 for the three months ended September 30, 2024. This increase of $1,257,668 resulted primarily from the increased cost of professional fees in relation of being a public company, as well as an increase in professional fees from various activities and impairment of our intangible assets.

Interest Expense

During the three months ended September 30, 2025 and 2024, we incurred $2,004,260 and $951,239 of interest expense. This increase of $1,053,021 resulted from an increase in the balance of our notes payable.

Interest Income

During the three months ended September 30, 2025 and 2024, we removed $62,325 and $0 of interest income. This derease of $62,294 due to the reversal of accrued interest on loans due to uncertainty of collectability during the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Sales	$4,936,388	$173,188
Purchases expense	3,476,441	-
Total Payroll and related expenses	2,175,571	3,133,037
Total General and administrative expenses	4,382,785	1,461,531
Total Marketing and business development expenses	407,105	374,031
Total Bad debt expense	3,025,000	-
Operating loss	(8,530,514)	(4,795,411)
Interest expense	(3,789,105)	(2,583,053)
Interest income	(14,653)	-
Other income	80,000	-
Net loss	$(12,254,272)	$(7,378,464)

Sales

During the nine months ended September 30, 2025, we generated revenues of $4,936,388 primarily from the sale of materials, including compost, engineered soils, and mulch, as well as from the collection, processing, and disposal of organic and construction-related waste. Revenues also included proceeds from converting a portion of collected waste into saleable materials. For the nine months ended September 30, 2024 we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $173,188. This increase of $4,763,200 resulted from the acquisition of Resource Group during the nine months ended September 30, 2025.

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2025 were $2,175,571 compared to $3,133,037 for the nine ended September 30, 2024. This decrease of $957,466 in expenses resulted primarily from the recognition of vesting of restricted stock units during the nine months ended September 30, 2024.

Marketing and Business Development Expenses

Marketing and business development expenses for nine months ended September 30, 2025 were $407,105 compared to $374,031 for the nine months ended September 30, 2024. This increase of $33,074 in expenses resulted primarily from increased spend in marketing activities during 2025.

General And Administrative Expenses

General and administrative expenses for nine months ended September 30, 2025 were $4,382,785 compared to $1,461,531 for the nine months ended September 30, 2024. This increase of $2,921,254 resulted primarily from an increase in professional fees from various activities, impairment of our intangible asset, and additional expenses from the acquisition of Resource Group now being recognized.

Bad Debt Expense

Bad debt expense for the nine months ended September 30, 2025 was $3,025,000 compared to $0 for the nine months ended September 30, 2024. This increase of $3,025,000 resulted directly from the uncertainty of collectability of the Cumberland note receivable.

Interest Expense

During the nine months ended September 30, 2025 and 2024, we incurred $3,789,105 and $2,583,053 of interest expense. This increase of $1,206,052 resulted from an increase in the balance of our notes payable.

Interest Income

During the nine months ended September 30, 2025 and 2024, interest income decreased by $14,653 and $0 of interest income. This decrease is due to the reversal of accrued interest on loans due to uncertainty of collectability of the Cumberland note (?) for the nine months ended September 30, 2025.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the nine months ended September 30, 2025, we incurred a net loss of $12,266,134 as compared to a net loss of $7,378,464 for the nine months ended September 30, 2024. We expect to incur increasing losses in the future. As of September 30, 2025 and December 31, 2024, we had cash of $233,037 and $296,202, respectively. Prior to us becoming a public company, our operations were primarily being funded through advances from Safe & Green Holdings Corp. (“SG Holdings”), and we were largely dependent upon SG Holdings for funding. Since becoming a public company, we have funded our operations through bridge note financing, project level financing, and the issuance of our equity and debt securities. See Part I, Item 1. Financial Statements; Note 6– Notes Payable and Notes Payable– Related Party. We intend to continue to finance our operations and finance Resource Group’s expansion from the proceeds of future financings, and/or sale proceeds from properties that are sold, and future revenues. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. There is no guarantee we will be successful in raising capital outside of our current sources. In addition, under the October Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult for us to procure additional financing. See “Part II, Item IA. Risk Factors” Our current cash is anticipated to be sufficient to fund operations through February 2026.  We expect that we will need additional future financing which may not be available on acceptable terms, if at all. These and other factors raise substantial doubt about our ability to continue as a going concern.

Cash Flow Summary

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net cash provided by (used in):
Operating activities	$(188,060)	$(1,545,078)
Investing activities	307,763	(240,551)
Financing activities	(114,434)	1,796,100
Net increase in cash and cash equivalents	$5,269	$10,471

Operating activities used net cash of $188,060 during the nine months ended September 30, 2025, and used cash of $1,545,078 during the nine months ended September 30, 2024. Cash used in operating activities decreased by $1,733,138 due to an increase of net loss of $4,887,670, increase depreciation of $575,094, increase in amortization of $62,510, decrease in amortization of debt issuance cost of $55,334, increase in amortization of right of use of $15,384, decrease in stock based compensation of $1,813,160, common stock for services of $197,871, common stock for debt and warrant issuance of $801,088, increase of impairment of $965,812, increase in bad debt expense of $3,025,000, increase in due to affiliates of $1,044,854, decrease in lease liabilities of $15,298 increase change in prepaid assets and other current assets of $61,311, an increase in change in accounts payable of $3,169,968, and increase of $237,505 from discontinued operations.

Investing activities provided net cash of $307,763 during the nine months ended September 30, 2025, and used $240,551 net cash during the nine months ended September 30, 2024, which is an increase in cash used of $548,314. This change results from, a decrease of CIP materials of $176,565, an increase of cash acquired from a business combination of $1,082, decrease in intangible assets of $203,063, decrease in the purchase of computers and software of $1,002, an increase in project pre-development costs of 35,850, increase of $309,557 from acquisition, $1,500 from JV, and increase of $177,989 from discontinued operations..

Cash used from financing activities was 114,434 during the nine months ended September 30, 2025, which resulted from $361,477 debt issuance costs paid, increased by $1,756,892 proceeds from short-term note payable, $2,276,653 in repayments of short-term notes payable, $62,032 payments on finance lease, $58 from payment related to stock splits, increase of $602,835 from issuance of stock and $233,414 from warrant exercises. Cash provided from financing activities was $1,796,100 during the nine months ended September 30, 2024, which resulted from $1,509,852 debt issuance costs paid, increased by $3,081,489 proceeds from short-term note payable, decreased by $526,256 principal payments made and $750,719 from issuance of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no material off-balance sheet arrangements to which we are a party.

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

Remediation of a Material Weakness in Internal Control over Financial Reporting

As disclosed in Item 4A, Controls and Procedures of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our management identified a material weakness in our controls relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements.

During the third quarter of 2025, we completed the remediation of the previously identified material weakness in internal control over financial reporting. Remediation was achieved by expanding our finance function through the engagement of additional consulting personnel, bringing the team to seven professionals, including a partner, director, controller, and senior accountants. We also enhanced our internal review procedures by implementing improved documentation, multi-level review steps, and more structured period-end close processes.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, the Company has remediated its prior material weakness. Except as noted, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information included in “Note 13 - Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

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

We have generated limited revenue and have incurred significant net losses in each year since inception. For the nine months ended September 30, 2025, we incurred a net loss of $12,266,134 as compared to a net loss of $7,378,464 for the nine months ended September 30, 2024. We expect to incur increasing losses in the future. We cannot offer any assurance as to our future financial results. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development plans.

During the nine months ended September 30, 2025, our operating activities used net cash of $188,060, and as of September 30, 2025, our cash was $233,037. We have experienced significant losses since inception and have a significant accumulated deficit as of September 30, 2025 totaling $28,305,156. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not derive substantial revenue from the properties we own or have an interest in. We expect to potentially generate revenue through our strategy of strategically monetizing the land parcels and joint venture partnerships by selling them in the next years, as well as additional revenues being generated from the acquisition of Resource Group. We do not expect to generate revenue from our AI for years. The payoff of the St. Mary’s note is subject to conditions and there can be no assurance that the sale will be consummated or if consummated that the borrowers will fulfill their obligations under the note. We expect our expenses to increase as a result of our closing the acquisition of Resource Group.

We will need to raise additional capital to fund our business expansion plans and if we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity and debt financings. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that we may sell and by the terms of the Securities Purchase Agreement dated October 10th, 2025. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of common stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Although in October 2025 we raised approximately $9,000,000 in a Private Placement from certain investors, we may still need to raise additional capital to expand our business and complete our strategic initiatives. If we fail to raise additional funds on acceptable terms, we may be unable to complete our business expansion.

We previously identified a material weakness in our internal control over financial reporting and we may, in the future, identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Management and our Audit Committee, in consultation with M&K CPAS PLLC (“M&K”), our independent registered public accounting firm, determined that there was a material weaknesses in our internal controls as of June 30, 2025 which was remediated as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case related to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements. In order to remediate these material weaknesses, we  added more external consultants to assist in the preparation of our financial statements, and assist in the expansion of our accounting and finance department as a result of our recent acquisition.

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

A shutdown of the U.S. federal government may adversely affect our business.

A recurring shutdown of the U.S. federal government may adversely affect our business operations. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of the SEC staff to review filings, issue and resolve comments, or declare registration statements effective may delay our ability to complete public offerings and obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Holders of our Series B Preferred Stock are entitled to certain payments under the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B Certificate of Designation”) that may be paid in cash or in shares of Common Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.

Each share of Series B Preferred Stock is entitled to receive cumulative dividends at the rate per share of 9% per annum (as a percentage of the Stated Value per share), payable on each conversion date (with respect to only the share of Series B Preferred Stock being converted), which are payable in cash or in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock at the conversion price then on effect in accordance with the terms of the Series B Certificate of Designation. As such, we may rely on having available shares of Common Stock to pay such dividends, which will result in dilution to our stockholders. If we do not have such available shares, we may not be able to satisfy our obligations as related to these dividends pursuant to the terms of the Series B Certificate of Designation, or we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so.

The Series B Certificate of Designation and Warrants contains certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our Common Stock, and make it difficult for us to raise additional capital.

Certain events, for example, a Dilutive Issuance (as defined in the Series B Certificate of Designation) may reduce the conversion price of the Series B Preferred Stock and increase the number of shares to be issued upon conversion of the Series B Shares and also increase the number of shares of Common Stock to be issued upon exercise of the Warrants, which in turn may lead to further dilution to the holders of our Common Stock. Furthermore, dividends on the Series B Shares may be paid in certain circumstances in shares of Common Stock which in turn may lead to further dilution to the holders of our Common Stock. In addition, the perceived risk of dilution may cause our stockholders to be more inclined to sell their Common Stock, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the Series B Shares and the Warrants remain outstanding.

Under the October Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The October Purchase Agreement contains, among others, the following restrictive covenants: (A) from the date of the October Purchase Agreement until 90 days following the later of (a) the earliest of the date that (i) the initial registration statement registering for resale all Conversion Shares and October Warrant Shares has been declared effective by the SEC, (ii) all of the Conversion Shares and October Warrant Shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (iii) following the one year anniversary of the Closing Date provided that a holder of Conversion Shares and October Warrant Shares is not an affiliate of us, or (iv) all of the Shares and October Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions and counsel to the Company has delivered to such holders a standing written unqualified opinion that resales may then be made by such holders of the Conversion Shares and October Warrant Shares pursuant to such exemption which opinion shall be in form and substance reasonably acceptable to such holders and (b) the Stockholder Approval Date, we shall not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents or (ii) file any registration statement or any amendment or supplement thereto, in each case other than as contemplated pursuant to the Registration Rights Agreement and (B) from the date of the October Purchase Agreement until the later of (i) six months from the date of the October Purchase Agreement, (ii) thirty (30) days following the Stockholder Approval Date, and (iii) the date that we have fewer than 40,000 shares of issued and outstanding Series B Preferred Stock, we shall be prohibited from entering into any variable rate transactions, subject to certain exceptions. “Stockholder Approval Date” means such approval as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC (or any successor entity) from our stockholders with respect to issuance of all of the October Warrant Shares upon the exercise of the October Warrants, including, without limitation, to give full effect and consent to any adjustment to the Exercise Price or number of shares of Common Stock underlying the October Warrants following any stock dividend, stock split or other share combination event, dilutive issuance or reset date.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the October Purchase Agreement, or we may be forced to seek a waiver from the investor party to the October Purchase Agreement, which such investor is not obligated to grant to us.

Additionally, the October Purchase Agreement requires us to hold a meeting of our stockholders at the earliest practicable date (and in no event later than 60 days after the closing) to seek stockholder approval and, if such approval is not obtained at the initial meeting, to hold a second meeting on or prior to the 60th calendar day following such meeting, and thereafter every 90 days to seek stockholder approval until the earlier of the date stockholder approval is obtained or December 31, 2026, whichever is sooner, which may be time consuming and costly.

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

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on Nasdaq. For example, on August 26, 2024, we received a letter from Nasdaq stating that we did not comply with the minimum $2.5 million stockholders’ equity, $35 million market value of listed securities, or $500,000 in net income from continuing operations requirements for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rules 5550(b)(1), 5550(b)(2), or 5550(b)(3), respectively. On February 14, 2025, we received a letter from Nasdaq stating that based on our Form 8-K, as filed with the SEC on February 12, 2025, Nasdaq had determined that we complied with the stockholders’ equity requirement as set forth in Nasdaq Listing Rule 5550(b)(1).

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended September 30, 2025, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the second quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 29, 2025 (File No. 001-41581)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 8, 2024, File No. 001-41581)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 14, 2024 (File No. 001-41581)).

3.5	Amendment No.1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025, File No. 001-41581)

3.6	Certificate of Designations of Series A Convertible Preferred Stock, dated May 29, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 29, 2025, File No. 001-41581)

3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025, File No. 001-41581)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025, File No. 001-41581)

4.1	Form of Pre-Funded Warrant between (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

4.2	Form of Warrant, dated July 29, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

4.3	Form of Arena Pre-Funded Warrant, dated July 29, 2025 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025, File No. 001-41581)

10.1	Securities Purchase Agreement, by and between Safe and Green Development Corporation and the investors named therein, dated July 29, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.2	Consulting Agreement, dated July 29, 2025, by and between Safe and Green Development Corporation and Bill Panagiotakopoulos (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.3	Waiver and Consent with Arena Business Solutions Global SPC II and Safe and Green Development Corporation, dated July 29, 2025, (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.4	Forbearance Agreement between Arena Investors and Safe and Green Development Corporation, dated July 29, 2025 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025, File No. 001-41581)

10.5	Amendment to the Safe and Green Development 2023 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 30, 2025, File No. 001-41581)

10.6	Form of Securities Purchase Agreement, between Safe and Green Development Corporation and the investors named therein, dated October 16, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025, File No. 001-41581)

10.7	Form of Registration Rights Agreement, dated October 16, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025, File No. 001-41581)

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

*	Exhibits and schedules have been omitted pursuant to Items 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

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

Date: November 14, 2025