Form 10-K
period 2025-12-31
RenX Enterprises Corp.
filed 2026-04-01
CIK 1959023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41581

RENX ENTERPRISES CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1375590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1111 Brickell Ave., Floor 11, Suite 109 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(786) 808-5776

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RENX	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,290,409 million, based upon the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq Capital Market.

As of March 31, 2026, the registrant had a total of 2,507,537 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

RENX ENTERPRISES CORP

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

As used in this Annual Report, unless the context requires otherwise, references to “RenX”, “the Company”, “we”, “us”, and “our” refer to RenX Enterprises Corp. and its subsidiaries, as the context requires. References to “Common Stock” refer to the Company’s common stock, par value $0.001 per share.

“RenX” and the RenX logo are our trademarks. All other trademarks and service marks appearing in this Annual Report are the property of their respective owners.

On March 26, 2026, we effected a 1-for-20 reverse stock split of our then-outstanding Common Stock (“Reverse Stock Split”). Except as specifically provided, all share and per share amounts and related option and warrant information presented herein, including our financial statements and accompanying footnotes, has been retroactively adjusted to give effect to the Reverse Stock Split.

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

Risks Related to Our Financial Condition and Business

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.
●	We have no long-term history of operating as an independent company, and our historical information is not necessarily representative of the results that we would have achieved.
●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.
●	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.
●	We have entered into new lines of business, and there can be no assurance that we will be successful in these new lines of business.
●	We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our operational and business plans.
●	We previously identified a material weakness in our internal control over financial reporting and we may, in the future, identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.
●	A prolonged U.S. federal government shutdown could materially and adversely affect our business and operations
●	Federal budget and debt-ceiling disputes may adversely affect capital markets and our financing activities.
●	Under the February 2026 Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.
●	We are subject to extensive environmental laws and regulations that may increase our operating costs or expose us to liability, and changes in environmental laws could further do so.
●	Our biomass and recycling and organic recycling business is performed in one state, Florida.
●	Our operations are concentrated at a single permitted facility, and any disruption to that facility could severely impair our biomass recycling business.
●	Our biomass recycling operations are entirely dependent on maintaining permits issued by the Florida Department of Environmental Protection, and any revocation, suspension, or modification of those permits could halt our operations.
●	Our business is dependent on a limited number of municipal and government contracts, which may be subject to political and funding risks.
●	Our logistics operations depend on a small number of licensed commercial drivers, and the loss of key drivers or an inability to recruit qualified replacements could materially impair our transportation capacity.
●	Our processing and transportation operations depend on a fleet of specialized equipment financed through multiple lenders, and the unavailability of equipment or equipment financing could impair our operational capacity.
●	We face operational, regulatory, and economic risks associated with green waste projects.
●	Operational hazards at processing sites pose safety and business continuity risks.
●	Our implementation of the Microtec UTM 1200 Turbo Mill system to expand our organics processing capabilities is subject to significant execution, financing, and operational risks.
●	We may not realize the anticipated strategic growth plans and anticipated benefits of the acquisition of Resource Group, and stockholders may not realize a benefit from the acquisition commensurate with the ownership dilution they experienced in connection therewith.
●	We may be dependent on a limited number of customers, and the loss of any significant customer could adversely affect our revenues and results of operations.

●	We operate in competitive markets and we may be unable to expand our operations or capture additional market share.
●	We face risks related to vehicle costs and availability, as well as safety recalls affecting our vehicles.
●	Fuel costs, transportation constraints, and material price volatility may reduce our operating margins.
●	Our property portfolio has a high concentration of properties located in certain states.
●	Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.
●	Our operating results may be negatively affected by operational delays, equipment downtime, or supply chain disruptions.
●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.
●	Previously undetected environmentally hazardous conditions may adversely affect our business.
●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.
●	Our industry is subject to cyclical demand, and adverse changes in general and local economic conditions could reduce demand for compost, engineered soils, and logistics services, which could have a material adverse effect on us.
●	Fluctuations in real estate values may require us to write-down the book value of our real estate assets.
●	We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.
●	We may not be able to sell our real property assets when we desire.
●	Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.
●	If we were to default in our obligation to repay our outstanding loans and debentures, it could disrupt or adversely affect our business.
●	Future outbreaks of any highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.
●	Disruptions in the supply chain for key inputs could adversely affect our operations.
●	Compliance with environmental regulations is costly and subject to change.
●	Environmental liabilities from contamination or hazardous substances may expose us to financial risk.
●	Product quality issues or contamination could result in liability and damage customer relationships.
●	Fluctuations in market demand and economic conditions could negatively impact revenue.
●	We face intense competition and pressure from alternative products.
●	Operational hazards at processing sites pose safety and business continuity risk.
●	Odor, noise, and other nuisance issues may lead to community opposition or litigation.
●	Dependence on government policies and incentives could affect long-term viability.
●	Logistical challenges could disrupt supply chains and limit our market reach.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our Common Stock.
●	We currently do not intend to pay dividends on our Common Stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, more difficult and may prevent attempts by our stockholders to replace or remove our management.
●	Our stockholders’ will have limited ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
●	The Reverse Stock Split may not have the desired result and may decrease the liquidity of our shares.

PART I

Item 1. Business.

Company Overview

RenX Enterprises Corp. is a Delaware corporation, originally formed in 2021 under the name SGB Development Corp., to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From our inception through 2023, our operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States. These efforts included the direct acquisition of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects.

In 2023 and early 2024, we expanded our strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. Due to our shift in focus described below, we are no longer pursuing real estate AI related activities. We also announced plans to monetize our real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested in our current operations.

In June 2025, we completed our acquisition of Resource Group US Holdings LLC (“Resource Group”), which marked a significant strategic shift in our core business. Resource Group, through its subsidiaries, is a vertically integrated, full-service operator in the engineered soils and organic recycling industry. Its operations center on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Through our subsidiary, Zimmer Equipment Inc. (“ZEI”), we provide comprehensive waste logistics and collection services for our own products as well as for products of third parties through ZEI’s owned fleet of high-capacity transportation equipment and third-party contractors engaged by us. ZEI offers year-round collection and disposal services through high-capacity grapple trucks, open-top walking floor trailers, and variable-sized containers serving green waste generators, landscaping companies, golf courses, communities, and municipalities. Resource Group works with ZEI to streamline operations by internalizing certain transportation services, reducing over-the-road mileage, lowering disposal costs, and maximizing efficiency.

In addition to our organics processing and logistics operations, we are in the process of implementing the Microtec UTM 1200 Turbo Mill system at our Myakka City facility. The UTM 1200 is a high-efficiency milling and processing technology designed to enhance the throughput and output quality of our existing organics processing operations, including the production of engineered soils and mulch products. Phase 1 deployment is targeted for 2026 and is expected to meaningfully expand processing capacity at Myakka City. There can be no assurance that the UTM 1200 system will be deployed on the anticipated timeline or that it will perform as expected upon installation.

We currently operate in three segments: biomass recycling, logistics, and real estate. For the year ended December 31, 2025, we operated in four segments and generated $8,220,449 in revenue, of which approximately $5,935,296 was generated from our logistics business, $2,266,983 was generated from our biomass recycling business, and $18,170 was generated from our technology sector. While our logistics business operated by our subsidiary, ZEI, and our biomass recycling business operated by our subsidiary, Resource Group, are expected to serve as our primary operational focuses going forward, we also currently intend to continue to monetize our legacy real estate assets and joint venture interests.

Biomass Recycling and Logistics Business

Resource Group Acquisition

On February 25, 2025, we entered into a Membership Interest Purchase Agreement (the “RG Purchase Agreement”) with Resource Group, a Florida limited liability company, and the members of Resource Group (the “RG Equityholders”), to acquire 100% of the membership interests of Resource Group.  Pursuant to the RG Purchase Agreement, the purchase price to be paid for the membership interests of Resource Group was to include $480,000 in cash, the issuance of shares of restricted Common Stock equal to 19% of our outstanding shares of Common Stock at closing and a convertible note in an amount to be determined at closing, convertible into shares of restricted Common Stock subject to the receipt of the approval of our stockholders post-closing in accordance with Nasdaq rules.

On June 2, 2025, we entered into an Amendment (the “Amendment”) to the RG Purchase Agreement. The Amendment altered the consideration to be paid by us in connection with our purchase of 100% of the membership interests of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) unsecured 6% promissory notes in the aggregate principal amount of $480,000, due on the first anniversary of the closing, (ii) the issuance of such number of shares of restricted Common Stock equal to 19.99% of our outstanding shares of Common Stock on the date the RG Purchase Agreement was executed; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Pursuant to the Amendment, we also agreed to issue an aggregate of 41,182 additional shares of Common Stock (the “Additional RG Shares”) (2,509 as adjusted for the Reserve Split) to the RG Equityholders, subject to the approval of such issuance by our stockholders and provided that we continue to meet the Nasdaq continued listing requirements.

On June 2, 2025, we completed our acquisition of Resource Group and issued to the RG Equityholders, (i) an aggregate of 376,818 shares of the Common Stock (the “RG Closing Shares”), representing 19.99% of our issued and outstanding shares as of February 25, 2025; (ii) an aggregate of 1,500,000 shares of Series A Preferred Stock (the “RG Preferred Shares”) (convertible into 9,000,000 shares of restricted Common Stock, the conversion of which was initially subject to the approval of our stockholders) (450,000 as adjusted for the Reserve Split) and which approval was obtained on September 29, 2025; and (iii) unsecured 6% promissory notes in the aggregate principal amount of $480,000 (the “RG Convertible Notes”).

In addition, in connection with the closing, Resource Group US LLC (“RG Group”) (which, prior to the closing, was a wholly owned subsidiary of Resource Group and now is our wholly owned subsidiary), issued an 11.5% note in the principal amount of $1,255,000 to James D. Burnham, a member of our Board of Directors and one of the founders of Resource Group, in consideration of funds he had previously advanced to RG Group. The note is due upon the earlier of April 30, 2026, immediately upon a change of control, or after the occurrence of an event of default.

On September 29, 2025, our stockholders approved the issuance of up to 9,000,000 shares (450,000 as adjusted for the Reserve Split) of Common Stock issuable upon conversion of the RG Preferred Shares as well as the issuance of the 41,182 Additional RG Shares (2,509 as adjusted for the Reserve Split). The Additional RG Shares are expected to be issued in the Second Quarter of 2026.

In accordance with the terms of the Amendment, on June 17, 2025, our Board of Directors was reconstituted to consist of seven directors, four of which were existing directors of the Company, as designated by us, and three of which were designated by a majority in interest of the RG Equityholders. In connection therewith, Paul M. Galvin, Alyssa Richardson and Yaniv Blumenfeld each resigned as directors of the Company, and their board seats were filled by the new directors designated by the RG Equityholders. We believe that each director designated by the RG Equityholders has the relevant expertise and experience in business operations, finance, real estate development, or other applicable areas aligned with our goals.

The Amendment also required that on or prior to the twelve-month anniversary of the closing, we will use our best efforts to have on file with, and approved by, the SEC (subject to certain cut backs) an effective registration statement on Form S-1 or any other allowable form providing for the resale by the RG Equityholders on a pro rata basis of any Common Stock issued to them in connection with their conversion of shares of our Series A Preferred Stock.

Biomass Recycling and Logistics — Industry and Business Opportunity

We believe the biomass and recycling and logistics industries present timely and strategic opportunities for our company, particularly through our engagement with innovative waste-to-resource and supply chain optimization technologies. We have identified Resource Group’s suite of products and services as a valuable complement to our sustainability-driven business model. Their offerings include organic waste processing units, dewatering systems, and composting equipment designed for on-site use at universities, hospitals, municipalities, and private enterprises. These systems enable the efficient transformation of food and organic waste into usable compost, significantly reducing hauling costs and landfill dependency. Additionally, Resource Group is expanding into upcycling solutions that repurpose materials otherwise destined for disposal, transforming them into high-value products for commercial and industrial use. This aligns with circular economy principles and opens potential new revenue streams by converting waste into functional assets. In parallel, Resource Group is exploring logistics applications that enhance operational efficiency across waste and materials handling, including route optimization, on-site processing coordination, and supply chain integration for upcycled materials. Their turnkey services—which include installation, maintenance, and monitoring—help clients meet environmental goals and comply with evolving regulations. We view this business line as an important component of our long-term growth strategy and anticipate increased demand for the services they provide as organizations seek cost-effective, environmentally responsible, and logistically sound waste management and resource recovery solutions.

Competition

The market for biomass recycling, and related logistics technologies is highly competitive and rapidly evolving, driven by increasing regulatory pressure, expanding sustainability mandates, and a growing demand for environmentally conscious supply chain solutions. We recognize that Resource Group operates in a landscape populated by both established waste management firms and emerging clean technology companies offering composting, upcycling, and organic waste processing systems. However, Resource Group differentiates itself through its integrated, end-to-end solutions that include equipment, site-specific logistics planning, and ongoing operational support tailored for institutions such as universities, hospitals, and municipalities. While many competitors offer isolated components—such as equipment without service, or processing without logistics—Resource Group provides a unified approach that lowers total costs and maximizes efficiency. Resource Group’s focus on localized, decentralized solutions also gives Resource Group an edge over national waste firms that prioritize centralized processing, enabling clients to reduce transportation, emissions, and costs. We believe this positioning offers a strategic advantage as public and private sector clients increasingly seek agile, scalable, and sustainable alternatives to conventional waste and logistics models.

The market for bulk materials hauling and logistics in Florida is highly fragmented, characterized by a large number of regional and local carriers competing primarily on reliability, fleet capacity, driver availability, and customer relationships. ZEI competes with both independent owner-operators and mid-size regional trucking companies that serve construction, land clearing, and organics-adjacent customers. Competitive dynamics are influenced by driver availability, fuel costs, equipment utilization rates, and the ability to service high-volume, recurring contracts. Larger national carriers generally do not compete directly in the specialized local bulk hauling segment due to the short-haul, asset-intensive nature of the work. As with the broader logistics industry, participants in this segment face ongoing pressure from rising insurance premiums, commercial driver licensing requirements, hours-of-service regulations, and fuel cost volatility.

Regulatory Matters

Resource Group is subject to a range of federal, state, and local regulations that govern its waste management and environmental operations. At the federal level, applicable laws include the Resource Conservation and Recovery Act (“RCRA”), which oversees the handling and disposal of solid and hazardous waste, as well as the Clean Air Act and Clean Water Act, which may apply to emissions or discharges associated with organic material processing.

In Florida, where Resource Group is currently located and expects to continue to conduct business for the foreseeable future, we are primarily regulated by the Florida Department of Environmental Protection (“FDEP”). The FDEP enforces state-specific regulations related to solid waste management, composting, and recycling, including permitting requirements, operational standards, and reporting obligations for facilities engaged in organic waste processing. Resource Group’s operations may also fall under Florida Administrative Code Chapters 62-701 (Solid Waste Management) and 62-709 (Composting Facilities), which establish the framework for compliance with design, siting, and performance standards.

At the local level, county and municipal governments in Florida may impose additional regulations through zoning ordinances, environmental health codes, and nuisance abatement standards. These can include rules related to odor control, vector prevention, and site-specific permitting or inspection processes.

Our logistics operations are also regulated and licensed by various U.S. federal and state governmental agencies. For example, they are subject to regulation by the Department of Transportation (the “DOT”) and its agency, the Federal Motor Carrier Safety Administration (the “FMCSA”). Ground transportation also falls under state jurisdiction with respect to the regulation of operations, safety and insurance. These, and other applicable regulations, impact us directly and also indirectly when they regulate third-party owner-operators we arrange and/or contract with to provide services to us and our customers.

We and the third-party owner-operators we contract with within the U.S. must comply with the safety and fitness regulations of the DOT, including, without limitation, those related to controlled substances, hours-of-service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, unsafe driving, and minimum insurance requirements. Other federal and state agencies, such as the U.S. Environmental Protection Agency, also regulate our equipment, operations, cargo and independent contractor drivers. We are also subject to various vehicle registration and licensing requirements in Florida. We may become subject to new or more restrictive regulations relating to emissions, independent contractor eligibility requirements and other matters affecting safety or operating methods. Additionally, our logistics operations and independent contractors are subject to various environmental laws and regulations in the jurisdictions where we operate. In the U.S., these laws and regulations deal with vehicle emissions, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of stormwater, and other environmental matters that involve inherent environmental risks. We may be responsible for cleaning up any spill or other incident involving hazardous materials caused by our business.

The failure to comply with these laws and regulations may adversely affect our ability to operate our vehicles. Compliance with changing regulations could substantially increase our costs. In addition, the Federal government may institute some regulation that limits carbon emissions by setting a maximum amount of carbon individual vehicles can emit without penalty, thus requiring us to replace noncompliant vehicles or to modify non-compliant vehicles. This would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries. While there are too many variables at this time to assess the impact of the various proposed federal and state regulations that could affect carbon emissions, many experts believe these proposed rules could significantly affect the way companies operate in their businesses.

Resource Group and ZEI are responsible for maintaining compliance with all applicable federal, state, and local laws and continuously monitors regulatory developments in Florida that may affect its business operations.

Engineered Soils and Environmental Processing Industry

The U.S. biomass and recycling industry experienced continued growth in early 2025, driven by expanding demand across agricultural, commercial, and consumer end markets and increasing adoption of sustainable materials in land management and infrastructure applications. Several structural and economic factors continue to influence the industry, including:

●	growing demand for manufactured soil products driven by organic farming adoption, urban agriculture, and green infrastructure development;

●	federal and state regulatory initiatives promoting organics diversion from landfills and incentivizing compost-based solutions for stormwater management and erosion control;

●	rising input and processing costs, including labor, transportation, and raw material sourcing for organic feedstocks;

●	increasing emphasis on product consistency, specification-driven soil blends, and quality control in commercial and agricultural applications;

●	constrained composting infrastructure relative to available organic feedstock volumes; and

●	regional variability in feedstock availability, permitting requirements, and end-market pricing.

The organic waste processing and diversion industry encompasses the collection, processing, and conversion of land clearing debris, vegetative waste, and other organic feedstocks into value-added end products including mulch, compost, and engineered soil blends. The global organic waste management market was valued at approximately $17.4 billion in 2024 and is projected to reach approximately $37.9 billion by 2034, g growing at a compound annual growth rate of approximately 8.1% (Source: Precedence Research / market.us). North America represents the largest regional market, accounting for approximately 44% of global market value. Demand is driven by increasing regulatory mandates requiring diversion of organic waste from landfills, growing municipal and commercial composting programs, and heightened emphasis on circular economy practices across the construction, agricultural, and landscaping sectors. In Florida, construction and demolition debris, which by state definition includes trees, vegetative matter, and soils resulting from land clearing operations, accounts for approximately 25% of the total municipal solid waste stream, generating sustained feedstock volumes for permitted processing facilities (Source: Florida Department of Environmental Protection).

The bulk substrate production segment, which includes locally-produced compost, mulch, and engineered soil blends derived from organic waste streams, competes with imported and mined alternatives such as Canadian sphagnum peat, virgin topsoil, and imported bark products. Domestically-produced, waste-derived substrates carry structural cost and logistics advantages in regional markets and are increasingly preferred by commercial and municipal buyers in response to supply chain disruptions, rising import costs, and procurement mandates favoring recycled-content materials. The global compost market was valued at approximately $6.7 billion in 2025, with North America accounting for approximately 30% of global market share (Source: Business Research Insights). The global soil amendments market, which includes compost, biosolids, and organic mulch products, was valued at approximately $19.6 billion in 2025 and is projected to grow at a compound annual growth rate of approximately 11.2% through 2030 (Source: Research and Markets), with recent U.S. tariff adjustments on imported amendment inputs creating additional competitive tailwinds for domestic producers of waste-derived substrates. Permitted organics processing facilities face significant barriers to entry including capital intensity, land requirements, and regulatory complexity, which constrain competitive supply in high-growth markets.

The bulk materials hauling and logistics industry encompasses the short-haul transport of construction aggregates, land clearing debris, mulch, engineered soils, fill material, and related bulk commodities between generation sites, processing facilities, municipal disposal sites, and end-use locations. Demand for bulk materials hauling is closely correlated with regional construction activity, land development volume, and the throughput requirements of permitted waste processing and recycling facilities. The Florida freight and logistics market was valued at approximately $78.3 billion in 2025 and is projected to reach approximately $97.1 billion by 2030, growing at a compound annual growth rate of approximately 4.5% (Source: Mordor Intelligence). Florida ranked among the most active construction markets in the United States in 2025, with approximately 100,945 new residential construction permits issued statewide for the year and aggregate monthly construction values consistently exceeding $2.0 billion (Source: HBW Reports). The bulk hauling segment within Florida is characterized by a high degree of fragmentation, with demand driven by population growth, sustained land clearing and development activity, expanding infrastructure investment, and the logistics requirements of the state’s organics processing and waste diversion sector. Participants compete primarily on fleet availability, driver reliability, regulatory compliance, and established customer relationships with construction contractors, municipalities, and processing facilities.

Real Estate Holdings

We are in the process of monetizing our legacy real estate holdings. Where third-party appraisals have indicated meaningful value appreciation, we intend to sell properties with proceeds to be reinvested in our current operations. Currently, the only remaining properties that we own or have an interest in are Norman Berry and McLean.

Lago Vista

On May 10, 2021, LV Peninsula Holding LLC (“LV Peninsula”), our wholly owned subsidiary, acquired a 50+ acre site on Lake Travis in Lago Vista, Texas for $3,500,000 in cash. LV Peninsula subsequently obtained approval to establish a planned development district consisting of 174 condominium units with an allowance for 30% short-term rental. Including project development costs of $824,231, the book value of the property was $4,400,361.

On January 6, 2026, we and Norman Berry II, LLC entered into a Restructuring and Collateral Agreement with Austerra to restructure the Company’s outstanding indebtedness of approximately $7.0 million (including accrued interest in excess of $750,000) originally issued by LV Peninsula Holding LLC (‘LV Peninsula”) and secured by the Lago Vista property. Pursuant to the Restructuring Agreement, LV Peninsula delivered a Deed in Lieu of Foreclosure conveying full title to the Lago Vista property to Austerra, conditionally extinguishing $5.0 million of the original secured debt. LV Peninsula also entered into a Loan Modification Agreement securing $2.0 million of the remaining balance with its property in Durant, Oklahoma, bearing interest at 13.50% per annum with interest-only payments for 12 months and a maturity date of December 1, 2028. In connection with the Deed in Lieu, LV Peninsula issued a conditional promissory note in the principal amount of $5,000,000, bearing interest at 13.50% per annum with a maturity date of December 1, 2028, which will automatically go into effect if, within 24 months: (i) the development, construction, flood-plain remediation, and all material improvements to the Lago Vista property have not been substantially completed, or (ii) the entire outstanding indebtedness owed to Austerra has not been paid in full. Upon any future sale of the Lago Vista property, the Company will receive 70% of net sale proceeds in excess of $5.0 million (plus any additional new funds provided, including accrued interest and/or penalties). We also pledged its 50% membership interest in Norman Berry and granted Austerra a security interest in a $209,333 promissory note payable by Norman Berry. All obligations are cross-collateralized and cross-defaulted across the Texas, Oklahoma, and Georgia properties.

South Texas Joint Ventures

Throughout 2024, we entered into a series of Joint Venture Agreements with Milk & Honey LLC, a Texas limited liability company (“Milk & Honey”), for the purpose of establishing a joint ventures to be conducted for the purpose of developing and constructing single-family homes in Edinburg, Texas.

On March 6, 2025, we entered into a Buyout Agreement with Properties by Milk & Honey, pursuant to which we agreed to sell our 60% membership interest in Sugar Phase I LLC, a joint venture (the “JV”) established under a Joint Venture Agreement with Milk & Honey, dated July 23, 2024, for a purchase price of $700,415.24, reflecting amounts contributed and costs incurred by us in connection with the Sugar Phase I project, and was issued a promissory note in the principal amount of $700,415.24, bearing interest at 10% per annum. Milk & Honey made four payments between March and September 2025, with the final payment received on September 12, 2025, satisfying all obligations under the Note. Upon receipt of the final payment, Milk & Honey acquired 100% of the membership interests in the JV.

Norman Berry Village

On May 31, 2021, we acquired a 50% membership interest for $600,000 in a limited liability company, NB Owners, that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village.” We partnered with CMC Development Group (“CMC”), a New York City-based real estate development firm with national expertise providing design build services. CMC owns the other 50% membership interest in NB Owners. The NB Owners’ operating agreement provides that NB Owners will initially have two managers, one designated by CMC (the “CMC Manager”) and one designated by us. Pursuant to the operating agreement, the CMC Manager will manage the day-to-day business and affairs of NB Owners and all non-routine decisions requires the approval of members owning a majority of the outstanding membership interests. The operating agreement also provides that any fee earned by CMC in connection with the acquisition and development of the Norman Berry Village and related real property will be split 75% to CMC and 25% to us. We have no obligation under the operating agreement to make any additional capital contributions to NB Owners. In addition, neither we nor CMC may voluntarily make any additional capital contributions to NB Owners. In accordance with the operating agreement, we are entitled to a preferred return equal to 10% per annum on our unreturned capital contributions which return will (i) accrue from the date on which our capital contributions were actually contributed to NB Owners until the date such capital contributions are returned to us, and (ii) compound annually. NB Owners received approval from the city of Eastpoint to purchase the right of way approval to begin developing the Norman Berry Village. On March 11, 2024, NB Owners, pursuant to a loan agreement dated March 11, 2022, issued a promissory note (the “First Lien Note”) in the amount of $200,000. The First Lien Note matured on March 11, 2025 and provides for interest only payments at a rate of 12%. To secure the full payment of the First Lien Note, the note is secured by a security deed in the NB Owners property.

On January 16, 2026, we entered into a Second Lien Promissory Note (the “Second Lien Note”) with NB Owners in the principal amount of $599,000 to memorialize the fund previously advanced, contributed, or expended by us into or for the benefit of the NB Owners property and the Norman Berry Village project. No new funds were advanced in connection with the execution and delivery of the Second Lien Note. The Second Lien Note matures 90 days from its issuance date, and bears interest at a rate of 3.81% per annum, calculated on the basis of a 360-day year, with the entire unpaid principal, accrued interest, and all other amounts due payable in a single balloon payment at maturity. The Second Lien Note is secured by a second-priority lien on the NB Owners property, subordinate to the First Lien Note. The First Lien Note matured on March 11, 2025 and, as of the date of this filing, remains outstanding and in default. The Company is the holder of both the First Lien Note and the Second Lien Note and, as a result of the default under the First Lien Note, has the right to foreclose on the NB Owners property. In addition, the property has been listed for sale. Upon the occurrence of a sale, if any, we are entitled to repayment on our liens of $200,000 and $599,000 plus applicable interest as well as 50% of the remaining profits.

Cumberland Inlet

On June 24, 2021, we, as a member, entered into an Operating Agreement, with Jacoby Development, Inc., a Georgia corporation (“JDI”), as manager, dated June 24, 2021 (the “Operating Agreement”), for JDI-Cumberland Inlet, LLC, a Georgia limited liability company (“JDI-Cumberland”), pursuant to which we acquired a 10% non-dilutable equity interest (“LLC Interest”) in JDI-Cumberland for $3,000,000. JDI-Cumberland has purchased a 1,298 acre waterfront parcel in downtown historic St. Mary’s, Georgia and expects to develop approximately 352 acres thereof (the “Cumberland Inlet Project”). We, in conjunction with JDI, expected to develop a mixed-use destination community. The location will serve as home to 3,500 units made up of single family, multi-family, vacation and hospitality use, as well as a full-service marina, village, and upscale Eco-Tourism park inclusive of camping, yurts, cabins and cottages. JDI-Cumberland recently received all approvals to build out the marina portion of the project.

In May of 2025, JDI Cumberland filed for bankruptcy and as of the date of this Annual Report on Form 10-K we have not received any proceeds from the bankruptcy proceedings.

St Mary’s Site

On August 18, 2022, we purchased, for $296,870 approximately 27 acres of land (“St Mary’s Site”) adjacent to our Cumberland Inlet Project from the Camden County Joint Development Authority (“JDA)”.

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

On November 13, 2024 we entered into an amendment to the Agreement of Sale (the “Second Amendment”) that amended the closing date to November 15, 2024 and increased the purchase price to $1,400,000 payable $439,328 in cash and $960,672 by the issuance of a promissory note to us. The promissory note bore 10% interest per annum, provided for monthly interest payments and originally matured on March 15, 2025 with the option to extend up to three times by paying $10,000 for each extension.

During December 2025, the Company entered into a payoff agreement for such note, which resulted in full satisfaction of the outstanding note. In connection with the payoff, the Company received $280,000 and recorded a loss on notes receivable in the amount of $818,172.

McLean Mixed Use Site

On November 10, 2021, we entered into a Purchase Agreement (“Purchase Agreement) with the Durant Industrial Authority to acquire 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $868,000. We anticipated building approximately 800 residential units and up to 1.1 million square feet of industrial manufacturing space on the mixed-use property. The closing on the 114 mixed-use acres occurred in the first quarter of 2022. We had planned to build a 120,000 square foot state of the art manufacturing facility. The property is zoned for an additional 1.0 million square feet of industrial space.

As of March 31, 2026, we expect to subdivide our McLean property into buildable single family lots that can subsequently be sold to developers or developed internally. We analyzed market conditions and determined that this process is expected to yield the highest return without having to take on construction related risks. We are currently in discussions with the Durant Industrial Authority (“DIA”) regarding a conveyance of the McLean Mixed Use Site, in connection with a Lis Pendens filed against the property by the DIA..

AI and Software Development Projects

As stated above, we are no longer pursuing real estate AI related activities and have ceased operations of the AI Platforms.

AI Platform Acquisition

Majestic

On February 7, 2024, we entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). Majestic is a prop-tech company that has created an AI software platform (the “AI Powered Platform”). The AI Powered Platform, which was launched in April 2024, aims to decentralize the real estate marketplace.

Pursuant to the terms of the MIPA, as amended, and a related side letter in consideration of our membership interest purchase we (i) on February 7, 2024 we issued 500,000 shares of Common Stock (1,000 as adjusted for the Reserve Split and prior split) to the members of Majestic, and (ii) to paid 154,675 in cash to the members of Majestic In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), we agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries.

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

The APA provides that the purchase price for MyVONIA is up to 500,000 shares of Common Stock (1,250 as adjusted for the Reserve Split and prior split). Of such shares, 500 shares of Common Stock were issued at the closing on June 6, 2024, with an additional 750 shares of Common Stock issuable upon the achievement of certain benchmarks, which benchmarks have not been met and therefore the additional 750 shares of Common Stock have not been issued. Pursuant to the APA, Dr. Congress has agreed to a non-compete. In connection with the closing, Dr. Congress also entered into a consulting agreement with us (the “Consulting Agreement”) to continue to develop MyVONIA and provide such other services as are required pursuant thereto under which Dr. Congress will receive a consulting fee of $10,000 a month. The Consulting Agreement has a term of two years and has a non-compete. For additional information regarding the MyVONIA acquisition, see Note 9 — Business Combination and Acquisition of Assets to the Financial Statements included elsewhere in this Annual Report.

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

Sustainability

We are committed to protecting the environment and to sustainable operations. We emphasize responsible materials processing, waste diversion, and environmentally conscious practices across our organics processing and logistics operations.

Human Capital

As of the date hereof, we employed a total of 38 individuals across the Company and our two principal operating subsidiaries, Resource Group and ZEI. Of our total workforce, 36 employees are employed on a full-time basis and 2 are employed on a part-time basis. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

At the parent company level, we employ 4 full-time individuals, including our Chief Executive Officer, Chief Financial Officer, Senior In-House Counsel, and Vice President of Development.

Resource Group employs 14 individuals, of which, 12 are full-time and 2 are part-time. Resource Group’s workforce is primarily composed of field operations personnel, including 7 operators, 1 mechanic, 1 lead mechanic, 1 mechanic/welder, and 1 driver. Administrative and management functions are supported by 1 vice president of operations, 1 clerical employee, and 1 office administrator.

ZEI employs 20 individuals, all of whom are full-time. ZEI’s workforce is concentrated in transportation and logistics, with 11 drivers comprising the majority of its headcount. ZEI also employs 2 welders, 2 dispatchers, 1 yard assistant, 1 sales representative, 1 office manager, 1 administrative employee, and 1 vice president of operations.

Corporate Information

We were incorporated in Delaware on February 27, 2021 under the name SGB Development Corp., which was later changed to Safe and Green Development Corporation in December 2022. On December 19, 2025, we changed our name to RenX Enterprises Corp. Our principal executive office is located at 1111 Brickell Ave., Floor 11, Suite 109, Miami, Florida 33131, and our phone number is (786) 808-5776. We maintain a website at www.renxent.com. The reference to our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not part of this Annual Report.

In December 2022, SG Holdings, the then owner of 100% of our issued and outstanding securities, announced its plan to separate our Company and SG Holdings into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), SG Holdings, effected a pro rata distribution to SG Holdings’ stockholders of approximately 30% of the outstanding shares of our Common Stock (the “Distribution”). In connection with the Distribution, each SG Holdings’ stockholder received 0.930886 shares of our Common Stock for every five (5) shares of SG Holdings common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, we were no longer a wholly owned subsidiary of SG Holdings and SG Holdings held approximately 70% of our issued and outstanding securities. On September 28, 2023, our Common Stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

Effective December 19, 2025, we changed our name to RenX Enterprises Corp. (the “Name Change”). The Name Change was effected by our filing of a Certificate of Amendment (the “Certificate of Amendment”) to our Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate”) with the Secretary of State of the State of Delaware. In addition, effective December 19, 2025, we amended and restated our Amended and Restated Bylaws (the “Bylaws”) to reflect the Name Change and to incorporate all prior amendments into the Bylaws (the “Second Amended and Restated Bylaws”).

Our Common Stock has traded on the Nasdaq Capital Market under the symbol “RENX” since our name change on December 19, 2025.

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

Smaller Reporting Company

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

Available Information

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC are also available free of charge through the investor relations section of our website at www.renxent.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. From time to time, we also use multiple social media channels to communicate with the public about RenX. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage you to review the information we post on the social media channels listed on our investor relations website, if any.

Information contained on or accessible through the websites and social media channels referred to above is not incorporated by reference in, or otherwise a part of, this Annual Report, and any references to these websites and social media channels are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report, including the section titled “Forward-Looking Statements,” and “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. As a result, the trading price of our Common Stock could decline and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Financial Condition

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We were incorporated in February 2021. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. We only have a few years of audited financial statements. Any investment decision will not be made with the same data as would be available as if we had a longer history of public reporting. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses. The results of our operations and the execution on our business plan depends primarily on the demand for the recycling and composting services, logistics services and, to a lesser extent, the performance of our currently held properties, competition, our ability to monetize our real estate business, the availability of adequate equity and debt financing, and conditions in the financial markets and economic conditions.

You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We have entered into new lines of business which may not be successful.

In June 2025, in connection with our acquisition of Resource Group and ZEI, we entered into two new lines of business transforming targeted organic green waste materials into engineered, environmentally friendly soil and mulch products, and logistics. There can be no assurance that there will be demand for our services in these markets. Even if such a market develops, there can be no assurance that we would be able to maintain that market.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have generated limited revenue and have incurred significant net losses in each year since inception. For the year ended December 31, 2025 we incurred a net loss of $15,957,099 as compared to a net loss of $8,908,475 for the year ended December 31, 2024. We expect to continue to incur operating losses as we scale our organics processing and logistics operations, invest in equipment and infrastructure, and work toward achieving profitability across our business segments. We cannot offer any assurance as to our future financial results. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. A significant portion of our funding for operations has been from debt and equity financings and not revenue generated from operations. These and other factors raise substantial doubt about our ability to continue as a going concern. The auditor’s report included in this Annual Report contains an explanatory paragraph regarding our ability to continue as a going concern. If we are unable to generate sufficient revenue to meet our operating needs and are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to successfully grow our compost or logistics businesses or successfully monetize or generate sales proceeds from our real estate properties. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our operational and business plans.

During the year ended December 31, 2025, our operating activities used net cash of approximately $7 million and as of December 31, 2025, our cash was $54,066. We have experienced significant losses since inception and have a significant accumulated deficit as of December 31, 2025, totaling approximately $32 million. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. To date, we have not derived substantial revenue from the properties we own or have an interest in. We expect to potentially generate revenue through our growth of our compost and logistics businesses and sales of property, if any. There is uncertainty as to our ability to monetize our real estate properties or to generate sales proceeds. We expect our expenses to increase as operations increase from our compost and logistics businesses.

Although in October 2025 we raised approximately $9,000,000 and in February 2026 we raised approximately $6,000,000, unless we generate significant revenue from our compost and logistics businesses, we believe we will need to raise additional capital to fund our business expansion plans and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity and debt financings. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of Common Stock and various rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of Common Stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our current outstanding debentures prohibit us from engaging in certain types of financing while the debentures are outstanding. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned development work.

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

Management and our Audit Committee, in consultation with M&K CPAS PLLC (“M&K”), our independent registered public accounting firm, determined that there was a material weaknesses in our internal controls as of June 30, 2025, which was remediated as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case related to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements. In order to remediate these material weaknesses, we added more external consultants to assist in the preparation of our financial statements, and assist in the expansion of our accounting and finance department as a result of our recent acquisition.

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

A prolonged U.S. federal government shutdown could materially and adversely affect our business and operations.

Any disruption in the operations of the U.S. government, including as a result of the recent or future temporary or prolonged shutdowns resulting from the failure of Congress to enact appropriations bills or raise the federal debt ceiling, could materially and adversely affect our business, operations and financial condition. Recently, beginning on October 1, 2025, the U.S. federal government shut down and remained shut down through November 12, 2025, and again beginning on January 31, 2026 through February 3, 2026, during which times certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and stopped critical activities. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of the SEC staff to review filings, issue and resolve comments, or declare registration statements effective may delay our ability to complete public offerings and obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Federal budget and debt-ceiling disputes may adversely affect capital markets and our financing activities.

Moreover, the uncertainty surrounding government funding debates and debt-ceiling negotiations can negatively affect market conditions, investor sentiment, and the liquidity of small-cap and microcap issuers such as ours. If market volatility or trading disruptions were to occur during the current or future government shutdowns, our ability to execute at-the-market offerings or other financing transactions under our effective shelf registration statement or through private equity offerings could be materially impaired.

Accordingly, any federal government shutdown or protracted budget impasse could materially and adversely affect our regulatory compliance, financing options and capabilities, and overall financial condition.

Under the February 2026 Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The February 2026 Purchase Agreement contains, among others, the following restrictive covenants: (A) from the date of the Purchase Agreement between us and certain investors until 30 days following the later of (a) the earliest of the date that (i) the initial registration statement registering for resale all shares issuable upon conversion of the 2026 Notes (the “Conversion Shares”) has been declared effective by the SEC, (ii) all of the Conversion Shares and February Warrant Shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (iii) following the one year anniversary of the Closing Date provided that a holder of Conversion Shares and October Warrant Shares is not an affiliate of us, or (iv) all of the Shares and February Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions and counsel to us has delivered to such holders a standing written unqualified opinion that resales may then be made by such holders of the Conversion Shares and February Warrant Shares pursuant to such exemption which opinion shall be in form and substance reasonably acceptable to such holders; we may not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or common stock equivalents or file any registration statement or amendment or supplement thereto other than a registration statement providing for the resale of the Warrant Shares and the shares of Common Stock issuable upon conversion of the Notes (the “Conversion Shares”), subject to certain other limited exceptions.

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

Risks Related to Engineered Biomass and Organic Recycling

We are subject to extensive environmental laws and regulations that may increase our operating costs or expose us to liability.

Our engineered soils, remediation, and logistics operations involve the handling, transport, and processing of materials that are subject to federal, state, and local environmental laws and regulations. These include those governing air emissions, water discharges, solid and hazardous waste, and site remediation. Compliance with these laws may require significant capital expenditures, administrative resources, and operating restrictions. Any actual or alleged failure to comply could result in civil or criminal penalties, project delays, or reputational harm. In addition, we may be held liable under strict liability statutes such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), even for contamination not caused by our own operations.

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

Our biomass and recycling and organic recycling business is performed in one state, Florida.

To date, ZEI has only performed services in the State of Florida and its business is subject to catastrophic weather and other natural events from time to time. If weather conditions in Florida prevent us from fulfilling purchase orders, we do not have a back up location and our revenue will be impacted.

Our operations are concentrated at a single permitted facility, and any disruption to that facility could severely impair our biomass recycling business.

Substantially all of our biomass recycling operations are conducted at our permitted organics processing facility in Myakka City, Florida. We do not currently operate any secondary processing facilities. A disruption at the Myakka City facility — including as a result of fire, equipment failure, severe weather, flooding, or regulatory action — could render us unable to accept feedstock, process organic waste, or produce and deliver finished engineered soil and mulch products. Any extended shutdown of the Myakka City facility would materially impair our biomass recycling revenue and could result in the loss of customer relationships and permit standing that would be difficult to recover. We do not currently maintain business interruption insurance that we believe would fully offset the financial impact of a prolonged shutdown. The concentration of our processing operations at a single location represents a significant operational risk that is not present in businesses operating multiple facilities.

Our biomass recycling operations are entirely dependent on maintaining permits issued by the Florida Department of Environmental Protection, and any revocation, suspension, or modification of those permits could halt our operations.

Resource Group operates the Myakka City facility under permits issued by the Florida Department of Environmental Protection (“FDEP”) that authorize the receipt, processing, and distribution of organic waste and related materials. Our ability to conduct biomass recycling operations is entirely dependent on maintaining these permits in good standing. FDEP permits are subject to renewal, modification, suspension, and revocation based on compliance history, changes in environmental regulations, community complaints, permit condition violations, and regulatory priorities. The permitting framework governing composting and organic waste processing facilities in Florida has become increasingly scrutinized, and future regulatory changes could impose additional operating conditions or restrict the volume or types of materials we are permitted to process. If any of our FDEP permits were suspended, revoked, or materially modified, we could be required to curtail or cease operations at the Myakka City facility, which would have an immediate and material adverse effect on our revenues, financial condition, and results of operations.

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

The success of our soil processing and remediation operations depends on access to qualified personnel and properly functioning, specialized equipment. Labor shortages, particularly in field services or trucking, including as a result of immigration policies, may constrain our ability to meet project schedules. Furthermore, we have faced challenges hiring employees in our compost business due to the remote location of our facilities. Equipment downtime, supply delays, or execution failures may increase project costs, reduce customer satisfaction, or delay revenue recognition.

Our logistics operations depend on a small number of licensed commercial drivers, and the loss of key drivers or an inability to recruit qualified replacements could materially impair our transportation capacity.

ZEI’s logistics operations are staffed by a workforce of 20 full-time employees, 11 of whom are CDL-licensed commercial drivers. These drivers operate our fleet of grapple trucks, walking floor trailers, and other heavy equipment, and their availability is directly tied to our ability to fulfill customer commitments. The market for CDL-licensed drivers is highly competitive and subject to persistent shortages driven by an aging driver workforce, stringent licensing requirements, and competition from larger carriers offering higher compensation. The loss of two or three experienced drivers could meaningfully reduce ZEI’s operational throughput. We cannot assure you that we will be able to attract and retain a sufficient number of qualified CDL drivers to support our operations, particularly as we seek to grow our logistics volume. If we are unable to maintain adequate driver staffing, our ability to service customers, generate logistics revenue, and support the transportation needs of our biomass recycling operations would be materially and adversely affected.

Our processing and transportation operations depend on a fleet of specialized equipment financed through multiple lenders, and the unavailability of equipment or equipment financing could impair our operational capacity.

Our biomass recycling and logistics operations are dependent on a fleet of specialized processing equipment and transportation vehicles, including trommel screeners, grinders, shredders, grapple trucks, and trailers. As of December 31, 2025, this equipment is financed through approximately fifteen separate equipment finance facilities with multiple lenders. Our ability to conduct operations is contingent on this equipment remaining in good working order, replacement parts being available, and our equipment financing facilities remaining in effect. If we default on any equipment finance obligations, lenders may repossess the collateralized equipment, directly impairing operational capacity. Additionally, if our financial condition deteriorates, we may be unable to refinance maturing equipment facilities or obtain financing for necessary equipment replacements or additions. The loss of access to key pieces of processing or transportation equipment even temporarily could disrupt customer service, reduce throughput, and materially and adversely affect our revenues and results of operations.

Our logistics business involves safety risks and the materialization of such risks will affect our business operations and financial results.

Transportation is a key component of our logistics business and involves inherent safety risks, which may not be eliminated through implementing the current risk management policies and control measures, such as safety inspections on our vehicles and safety awareness training for our drivers. The provision of our logistics services may present risks and dangers, such as improper operation of vehicles, vehicle or equipment failure and other issues arising from driving. The materialization of any of such risks may result in personal injury, business disruption or negative impact on our business.

Our trucking operations involve complex logistics that may be disrupted by operational, regulatory, or market conditions.

Our business includes operating and coordinating a fleet of trucks to transport green waste, engineered soils, and other bulk materials between job sites and our processing facilities. These operations require reliable scheduling, routing, and maintenance systems to ensure timely and compliant deliveries. We rely on third-party owner-operators of vehicles to perform certain of our logistics services, and loss of any such third-party owner-operators, or our inability to engage additional third-party owner-operators as our business grows, could negatively impact our results of operations and financial condition. Disruptions such as driver shortages, increased costs to engage third-party owner operators when needed, increased regulatory oversight on vehicle emissions or weight limits, limited availability of replacement parts, or road access restrictions may negatively impact our efficiency and increase costs. In addition, failure to maintain Department of Transportation compliance, vehicle safety records, or insurance coverage could result in fines or suspension of operations.

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

Disruptions in the supply chain for key inputs could adversely affect our operations.

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

Compliance with environmental regulations is costly and subject to change.

The engineered soils and composting industry is subject to complex environmental regulations at the federal, state, and local levels, governing areas such as permitting, emissions, stormwater runoff, leachate control, and zoning. Maintaining compliance with these laws requires ongoing investments in monitoring, equipment, and staff training, and changes in regulations—such as stricter air or water standards—could increase operating costs or limit expansion. Failure to comply with such regulations could result in fines, permit revocation, or reputational harm.

Environmental liabilities from contamination or hazardous substances may expose us to financial risk.

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

Product quality issues or contamination could result in liability and damage customer relationships.

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

Fluctuations in market demand and economic conditions could negatively impact revenue.

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

We face intense competition and pressure from alternative products.

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

Operational hazards at processing sites pose safety and business continuity risks.

Our facilities involve risks associated with high-temperature microbial decomposition, heavy machinery, and exposure to bioaerosols. Operational hazards such as fires, equipment failure, and occupational injuries can disrupt production, endanger employees, and expose us to regulatory enforcement or lawsuits. Proper training, maintenance, and safety protocols are essential to prevent incidents that could affect worker safety or lead to costly shutdowns or remediation. We currently utilize a single building and mill for our compost business. If anything were to limit or prevent our ability to fully utilize such building and equipment, resulting delays could harm our relationship with customers if such delays caused us to miss our scheduled shipment deadlines. We may not be able to identify or secure alternative processing facilities or equipment on a timely basis, or at all, which could prevent us from being able to continue to meet all of our demands on a timely basis. If we fail to meet our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms.

Odor, noise, and other nuisance issues may lead to community opposition or litigation.

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

Dependence on government policies and incentives could affect long-term viability.

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

Logistical challenges could disrupt supply chains and limit our market reach.

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

Our implementation of the Microtec UTM 1200 Turbo Mill system to expand our organics processing capabilities is subject to significant execution, financing, and operational risks.

We are in the process of implementing the Microtec UTM 1200 Turbo Mill system at our Myakka City facility as a Phase 1 enhancement to our existing organics processing operations. The implementation is subject to a number of risks, including: the availability of sufficient capital to fund the installation and commissioning of the equipment; delays in equipment delivery, site preparation, or regulatory approval; the risk that the system does not perform at projected throughput or quality specifications upon installation; the risk that integration with our existing processing operations is more complex or costly than anticipated; and the risk that market conditions for engineered soil or mulch products do not support the incremental output the system is designed to generate. We have no prior operating history with the UTM 1200 system and cannot provide assurance that it will generate the anticipated processing improvements or cost savings. If the implementation is delayed, underperforms, or requires additional capital beyond our current resources, our financial condition, results of operations, and business prospects could be materially and adversely affected.

We may not realize the anticipated strategic growth plans and anticipated benefits of the acquisition of Resource Group.

While we anticipate that operations of our compost business will provide certain strategic benefits to our Company that would not otherwise be realized, there is no assurance that there will be any financial or strategic advantages. Specifically, we believe the acquisition will provide certain strategic benefit, such as market entry into the engineered soils sector, expansion of our customer base, and operational synergies. However, the acquisition of Resource Group and entry into these markets may not have the value and commercial potential that we envision and we may not realize any return on investment, which may cause us to lose momentum in our broader growth strategy. The market price of our Common Stock may decline as a result of the acquisition if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by us or investors, financial analysts, or industry analysts. There can be no assurance that these anticipated benefits of the acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to our company. Failure to successfully integrate the operations of Resource Group with our own could have a material adverse effect on our business, results of operations, and future growth prospects.

Our stockholders experienced dilution as a result of the acquisition of Resource Group, and they may not realize a benefit from the acquisition commensurate with the ownership dilution they experienced in connection therewith.

In connection with our acquisition of Resource Group, we paid to the members of Resource Group consideration including the RG Closing Shares and the RG Convertible Note, which is convertible into shares of restricted Common Stock. The issuance of the Closing Shares had, and the issuance of shares upon conversion of the RG Convertible Note will have, the effect of diluting the ownership interests of our existing stockholders. If we are unable to realize the full strategic and financial benefits currently anticipated from the acquisition of Resource Group, our stockholders will may experience substantial dilution of their ownership interests in our company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the acquisition.

In order to realize the intended benefits of our acquisition of Resource Group, we continue to devote significant resources to Resource Group’s business, and we may be unable to successfully integrate the business, and we may be unable to successfully integrate the businesses with our current management and structure.

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

Risks Related To Our Logistics Business

Interest rates may affect our profit.

Our vehicles are often financed by lenders. If interest rates meaningfully rise, we may not be able to pass off the increase to our customers by increasing prices we charge and therefore our profit and cash flow may suffer.

We may be dependent on a limited number of customers, and the loss of any significant customer could adversely affect our revenues and results of operations.

Our biomass recycling and logistics businesses currently serve a limited set of customers, including municipal entities, construction contractors, and landscaping companies operating primarily in Florida. Although we have not yet experienced significant customer attrition since completing our acquisition of Resource Group in June 2025, we cannot guarantee that our customer relationships will continue or that existing customers will continue to engage us on terms acceptable to us. The loss of one or more significant customers, or a reduction in the volume of services they require, could have a material adverse effect on our revenues, operating results, and cash flows. We have not yet established the diversified customer base necessary to reduce our dependence on any individual customer or customer segment.

Decreased customer demand for transportation services due to adverse economic conditions, competition or other factors have and could in the future adversely impact our business and operating results.

The transportation industry is highly cyclical and highly susceptible to trends in economic activity. Weakness or uncertainty in economic conditions in the U.S could adversely impact our business and operating results. Our business relies on the strength of our customers’ businesses and the level of confidence our customers have about current and future economic conditions and trends. A portion of our vehicles transport goods commercially for third parties in the general merchandise and consumer products goods industries, so the demand for our products and services is tied directly to the production and sale of goods by our customers, and more generally, the health of the U.S. economy and overall levels of competition in the transportation and logistics industry. As such, our volumes are largely dependent on consumer spending and retail sales and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.  Because of this, our business may begin to slow before market slowdowns, at the point of customer uncertainty, and may recover later than market recoveries, as our customers may continue to feel uncertain about future market conditions. If uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions increase, our future growth prospects, business and results of operations could be materially adversely affected.

Economic and capital markets conditions may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our business and operating results and financial condition. Generally, we do not have contractual relationships with our customers that guarantee any minimum volumes, and our customer relationships may not continue as presently in effect.

In addition, any commercial driver shortages may negatively impact our business as our customers may be unable to secure adequate transportation capacity for their goods.

We face risks related to vehicle costs and availability.

Vehicle costs typically represent our single largest logistic expense and can vary from year to year based on the prices that we are able to purchase new vehicles and dispose of our used vehicles. The costs of our vehicles may be adversely impacted by the relative strength of the new and used vehicle markets, particularly the market for one- to two-year old used vehicles, or potentially by the insolvency or bankruptcy of a dealer from whom we purchase vehicles or a truck manufacturer from whom the dealers purchase vehicles. A reduction in residual values for vehicles could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

In addition, many of our vehicles are purchased pursuant to loans that are collateralized by the vehicles. If we are unable to meet our collateral requirements under such facilities, the outstanding principal amount due may be required to be repaid earlier than anticipated. If that were to occur, the holders of our loans may have the ability to foreclose on the collateralized vehicles.

We have a limited number of dealers from whom we source our vehicles and the limited dealers source their vehicles from a limited number of manufacturers.

While we source our vehicle purchases from a wide range of auto manufacturers, we are exposed to risk to the extent that any auto manufacturer significantly curtails production, increases the cost of vehicles or declines to sell vehicles to us on terms or at prices consistent with past practice. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

We obtain our trucks from a limited number of dealers.

We purchase and/or lease our vehicles from a limited number of dealers that purchase the vehicles directly from a limited number of manufacturers. Our vehicles can be negatively affected by issues that our dealers or the manufacturers may face within their own supply chain. Also, it is possible that our suppliers may face financial difficulties or organizational changes which could negatively impact their ability to accept future orders or fulfill existing orders. The cost of acquiring new trucks could increase materially and negatively affect our ability to rotate new equipment into the fleet. Although we believe that we could contract with alternative manufacturers for our trucks, we cannot guarantee or predict how long that would take. In addition, termination of our existing relationship with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

Difficulty in obtaining materials, equipment, goods and services from suppliers could adversely affect our business.

We and our owner-operators are dependent upon suppliers for trucks, equipment parts, and related materials. Supply disruptions or cost increases from truck and equipment manufacturers could adversely affect our ability to maintain our fleet and fulfill logistics commitments. If we and our owner-operators fail to maintain favorable relationships with such suppliers, or if such suppliers are unable to provide the products and materials we or our owner-operators need or undergo financial hardship, we and our owner-operators could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability or other reasons, or we and our owner-operators may not be able to obtain favorable pricing or other terms. As a result, our business and operations could be adversely affected.

We face risks related to safety recalls affecting our vehicles.

Our vehicles may be subject to safety recalls by their manufacturers, which could have an adverse impact on our business when we remove recalled vehicles from our operating fleet. We cannot control nor predict the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often require us to retrieve vehicles from customers and/or hold vehicles until we can arrange for the repairs described in the recalls to be completed. As such, recalls can increase our costs, negatively impact our revenues and/or reduce our vehicle utilization. If a large number of vehicles were to be the subject of one or more recalls, or if needed replacement parts were not in adequate supply, we may be unable to utilize recalled vehicles for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our general reputation and/or have an adverse impact on our financial condition or results of operations.

We face risks related to liability and insurance.

Our operations expose us to several forms of liability, including claims for bodily injury, death, and property damage related to the operation of our vehicles and equipment, as well as workers’ compensation and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels. In addition, liabilities related to existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Should we be subject to an adverse ruling, or experience other significant liability for which we did not plan and were not adequately insured, our results of operations, financial position or cash flows could be negatively impacted. Furthermore, the cost of vehicle insurance has significantly increased recently, and insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. If interest rates continue to rise, we may not be able to pass of such increase to our customers by increasing prices, which in turn would negatively impact our operating results and financial condition. Additionally, increases in insurance costs may result in an increase in the prices charged by the third-party owner-operators that we engage to perform certain of our logistic services, which could further negatively impact our operating results and financial condition.

Our industry is highly competitive, which subjects us to competitive pressures pertaining to pricing, capacity and service.

The logistics business is highly competitive for customers. Competition affects our ability to succeed in the markets we currently serve and new markets that we may enter in the future. We compete with several larger more established companies that have greater financial, marketing and other resources than we do and provide services on a national and even international basis. Some of our competitors may have greater access to equipment, a larger fleet, a wider range of services, a wider geographic reach, brand recognition, preferential dedicated customer contracts, greater capital resources or other competitive advantages.  Competition in our industry is based primarily on brand name, price and services performance.

Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

●	The rates charged by us and our competitors for delivery of goods tend to be stagnant and not vary based on changes in the economy. This may make it difficult for us to increase rates during periods when we experience increased expenses. Additionally, it may limit our ability to maintain or expand our business.

●	Since some of our customers also operate their own private trucking fleets, they may decide to transport more of their own freight.

●	The continuing trend toward consolidation in the trucking industry may result more large trucking and logistics companies with greater financial resources and other competitive advantages, with which we may have difficulty competing.

●	Higher fuel prices and higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

●	Advancements in technology may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher service or transportation rates to cover the cost of these investments.

We rely on third-party owner-operators to complete some of our logistics services, which could result in a labor shortage, and we currently expect to continue to rely on third parties to services us and certain of our customers.

We rely on, and currently expect to continue to rely on, third-party owner-operators to perform certain of our logistics services and to transport certain of our compost materials. To the extent that the current third-party owner-operators we work with or those that we engage in the future are unable to meet our requirements in a timely and cost-effective manner, we may not be able to source alternative contractors to timely perform our services. Additionally, such third-party owner-operators are not on fixed contracts, and may elect to cease performance of services to us and our customers at any time and for any reason. Should such third-party owner-operators elect not to continue to provide services to us, we may experience delays in our ability to provide our services and meet contractual deadlines. Any such impacts or delays could adversely affect our sales, cash flows and financial condition and our business may be adversely affected.

If we fail to recruit or retain capable drivers or other qualified employees or contractors, we may be unable to maintain our service quality.

We depend on the skills and continued service of capable drivers and other qualified employees and contractors for the provision of certain of our logistics and transportation services. We must be able to attract, develop and retain skillful and qualified workforce. If we are unable to hire, properly train or retain qualified employees or contractors, we could experience decreased service quality, higher labor costs, reduced revenues, regulatory noncompliance, customer losses and diminution of our company culture. Our ability to control labor costs has in the past been, and is expected to continue to be, subject to numerous factors, including labor-related contractual obligations, turnover, training costs, regulatory changes, market pressures, inflation, unemployment levels and healthcare and other benefit costs. Our inability to retain experienced and motivated employees and contractors may materially adversely affect us.

Fuel costs, transportation constraints, and material price volatility may reduce our operating margins.

Our bulk materials logistics and hauling operations rely on a fleet of trucks and external transportation vendors. We require significant quantities of fuel for our vehicles and are exposed to the risks associated with variations in the market price for petroleum products, including gasoline. Rising fuel prices, driver shortages, or new regulatory mandates such as emissions limits or hours-of-service rules can increase logistics costs. Fuel prices have recently increased significantly as a result of the ongoing conflict in the Middle East, and recent military operations by the U.S. and Israel in Iran could lead to even more significant spikes in fuel prices, which has and may continue to negatively impact our business. Moreover, we could experience a disruption in fuel supplies as a result of weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in governmental policy concerning fuel production, transportation, taxes, or marketing, changes in refining capacity, environmental concerns, cyberattacks, public and investor sentiment, or other factors beyond our control, which could have a material adverse effect on us. Additionally, inflationary pressures or supply chain disruptions may impact the availability and cost of key materials such as aggregate, compost, or structural fill, adversely affecting profitability.

Damage to our reputation or brands may negatively impact our business.

Our reputation and brand are integral to the success of our business. Maintenance of our reputation and brands depends on many factors, including the quality of our products and services and the trust we maintain with our customers. Negative claims or publicity regarding us or our operations, offerings or practices, among many other things, may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could adversely impact our revenue and profitability.

Any failure to adapt to changes in the logistics and transportation industry, provide a high-quality experience for our customers, adopt new technologies, capitalize on cost saving initiatives or meet customer needs could substantially harm our reputation and competitiveness and could adversely impact our financial condition or results of operations.

We operate in a highly regulated industry and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

Our logistics business is subject to regulation by various federal and state entities. As such, the U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations and safety procedures. We are required to obtain vehicle registrations from the U.S. Department of Transportation for each of our vehicles, all of which are subject to annual inspections. The failure to comply with these laws and regulations may adversely affect our ability operate our vehicles. Compliance with changing regulations could substantially increase our costs. In addition, the Federal government may institute some regulation that limits carbon emissions by setting a maximum amount of carbon individual vehicles can emit without penalty, thus requiring us to replace noncompliant vehicles or to modify non-compliant vehicles. This would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries. While there are too many variables at this time to assess the impact of the various proposed federal and state regulations that could affect carbon emissions, many experts believe these proposed rules could significantly affect the way companies operate in their businesses.

The seasonal pattern generally experienced in the trucking industry may affect our periodic results during traditionally slower shipping periods and winter months.

In the trucking industry, revenue generally follows a seasonal pattern that may affect our operating results. Our operations may experience seasonal variability driven by construction activity, weather patterns, and the demand cycles of our municipal and commercial customers. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions which can result in increased cold weather-related maintenance costs and increased insurance and claims costs. Revenue can also be affected by adverse weather conditions, holidays and the number of business days during a given period because revenue is directly related to the available working days of shippers. From time to time, we may also suffer short-term impacts from severe weather and similar events, such as, hurricanes, blizzards, ice storms, floods, fires, and explosions that could harm our results of operations or make our results of operations more volatile.

We face risks related to our reliance on communications networks and centralized information systems.

We rely heavily on the satisfactory performance and availability of our information systems, websites and network infrastructure to attract and retain customers, process service transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. Our information systems are largely Internet-based, including our point-of-sale reservation system, payment processing and telephone systems. While our reliance on this technology lowers our cost of providing service and expands our abilities to better serve customers, it exposes us to various risks including natural and man-made disasters, terrorist attacks and cyber-attacks. We have put into place extensive security protocols, backup systems and alternative procedures to mitigate these risks. However, disruptions or breaches, detected or undetected by us, for any period of time in any portion of these systems could adversely affect our results of operations and financial condition and inflict reputational damage. Such a failure or interruption, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including from network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or other events such as fire, explosions, earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Risks Related To Our Real Estate Business

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

We hold certain legacy real estate properties that are subject to regulatory and market uncertainties, environmental concerns of governmental entities or community groups and our contractor’s or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

The business, results of operations, cash flows and financial condition of our real estate segment are affected by the performance of the real estate industry.

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

Adverse changes in general and local economic conditions may reduce the value of or demand for our legacy real estate holdings, which could have a material adverse effect on our ability to monetize these assets

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale multifamily units; interest of financial institutions or other businesses in purchases; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts, and fires), other calamities and other environmental conditions can delay the delivery of our units and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the housing industry experiences a significant or sustained downturn, it would materially adversely affect our business and results of operations in future years. The potential difficulties described above can cause demand and prices for our units to fall or cause us to take longer and incur more costs to develop the land and build our units. We may not be able to recover these increased costs by raising prices because of market conditions.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

Real estate values are subject to significant variability and fluctuations. As a result, we may be required to write down the book value of our legacy real estate assets in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. In addition, valuations of real estate properties do not necessarily represent the price at which a willing buyer would purchase such property; therefore, there can be no assurance that we would realize the values underlying estimated valuations of our properties if we were to sell such properties.

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

Inflation could adversely affect our business and financial results by increasing the costs of raw materials, fuel, labor, and equipment needed to operate our business. If inflationary pressures reduce customer spending, relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our units or buildings. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our units or buildings to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our units to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

We have in the past funded real estate projects through the use of joint ventures and retain residual interests in certain joint venture entities. Joint ventures involve risks including, but not limited to, the possibility that the other joint venture partners may possess the ability to take or force action contrary to our interests or withhold consent contrary to our requests, have business goals which are or become inconsistent with ours, or default on their financial obligations to the joint venture, which may require us to fulfill the joint venture’s financial obligations as a legal or practical matter. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal in favor of our partners which would restrict our ability to dispose of our interest in the joint venture. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a joint venture project in our sole discretion is limited to varying degrees depending on the terms of the applicable joint venture agreement.

Risks associated with our legacy real estate holdings could adversely affect our business or financial results

Risks inherent in holding legacy real estate assets are substantial. The value of our remaining real estate interests may decline due to changes in market conditions, regulatory constraints, or the inability to transact on favorable terms. As a result, we may buy and develop land parcels on which housing units cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which could negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. The time and investment required for development may adversely impact our business. In the event of significant changes in economic or market conditions, we may have to sell units or buildings at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.

We may not be able to sell our real property assets when we desire.

Investments in real property are relatively illiquid compared to other investments. Accordingly, we may not be able to sell real property assets when we desire or at prices acceptable to us. This could substantially reduce the funds available for satisfying our obligations, including any debt obligations.

Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.

Our access to third-party sources of financing will depend, in part, on:

●	general market conditions;

●	the market’s perception of our growth potential;

●	the market’s perception of the value of our legacy real estate assets;

●	our current debt levels;

●	our current and expected future earnings;

●	our cash flow; and

●	the market price per share of our Common Stock.

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

In addition, under a securities purchase agreement we entered into on October 16, 2025, with institutional investors in connection with the sale of 360,000 shares of our Series B Non-Voting Convertible Preferred Stock, we are subject to certain restrictive covenants that may make it difficult for us to procure additional financing.

General Business Risk Factors

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or acquire new lines of business, such as we have in the past. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. In addition, new business ventures may require different strategic management competencies and risk considerations compared to those of our existing management team. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have an adverse effect on our business, results of operations, and financial condition.

Our acquisition of Resource Group may not result in the strategic benefits that we anticipated.

Our acquisition of Resource Group was intended to provide certain strategic benefits that we believe would enable us to bring value to our stockholders. The market price of our Common Stock may not reflect the value of these benefits. The market price of our Common Stock however may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by us or investors, financial analysts, or industry analysts. There can be no assurance that these anticipated benefits of the acquisitions will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

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

We have invested in real property assets and continue to hold legacy real estate interests, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, noise levels, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate and remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, could adversely affect our ability to sell, rent or pledge an affected property as collateral for future borrowings. We intend to take commercially reasonable steps when we can to protect ourselves from the risks of environmental law liability; however, we may not obtain independent third-party environmental assessments for every property we acquire. In addition, any such assessments that we do obtain may not reveal all environmental liabilities, or whether a prior owner of a property created a material environmental condition not known to us. In addition, there are various local, state and federal fire, health, safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages. In all events, the existing condition of land when we buy it, operations in the vicinity of our properties or activities of unrelated third parties could all affect our properties in ways that lead to costs being imposed on us.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if: (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act as a result of our ownership of minority interests in NB Owners and JDI-Cumberland Inlet LLC and our plans to potentially make other minority investments, and we intend to conduct our operations so that we will not be deemed an investment company.

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

The outbreak of any highly infectious or contagious disease, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

The COVID-19 pandemic severely impacted global economic activity during 2020 and 2021 and caused significant volatility and negative pressure in financial markets. The outbreak of any highly infectious or contagious diseases could have material and adverse effects on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government actions;

●	difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets

●	difficulty obtaining capital necessary to fund business operations;

●	delays in our operations or supply chains may adversely impact our ability to process materials and generate revenues, including:

●	operational shutdowns mandated by local, state or federal government authorities;

●	delays by applicable governmental authorities in providing the necessary permits or operational authorizations;

●	reductions in workforce due to health or safety requirements;

●	illness or workforce unavailability necessitating a partial or full operational shutdown; and

●	supply chain disruptions for materials or equipment sourced from regions experiencing operational or shipping delays.

The extent to which a future pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

On January 26, 2026, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that for the preceding 30 consecutive business days (December 5, 2025 through January 20, 2026), our Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice had no immediate effect on the listing or trading of our Common Stock, which continues to trade on the Nasdaq Capital Market under the symbol “RENX.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until July 27, 2026, to regain compliance. Compliance may be achieved if the closing bid price of our Common Stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the compliance period; however, Nasdaq may require the closing bid price to equal or exceed $1.00 for more than ten consecutive business days before determining compliance. If we do not achieve compliance by July 27, 2026, we may be eligible for an additional compliance period, provided we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. We intend to actively monitor the bid price of our Common Stock and will consider available options to regain compliance, including effecting a reverse stock split, if necessary, to maintain our Nasdaq listing.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iii) mandates immediate, accelerated delisting procedures for any company whose closing bid price remains at or below $0.10 for ten consecutive trading days. On March 24,2026 the closing price of our common stock was below $0.10

On March 26, 2026, we effected a 1-for-20 reverse stock split of our then-outstanding Common Stock. Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the minimum bid price requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination if it should fail to meet any continued listing requirements. Therefore, if we were to fail to meet any continued listing requirements we would immediately be issued a delisting determination. Further, the Nasdaq rule provides that a company will not be considered to have regained compliance with the minimum bid price requirement if the company takes an action to achieve compliance (such as a reverse split) and that action results in the Company’s security falling below the numeric threshold for another listing requirement.

In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of our Common Stock must be $1.00 per share or greater for a minimum period of 10 consecutive days (which may be subject to extension by Nasdaq, in their discretion) after completion of the reverse stock split. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement within the applicable compliance period or at all.

Additionally, Nasdaq has recently proposed a new rule change to (i) adopt Listing Rules 5450(a)(3) and 5550(a)(6) to require issuers listed on the Nasdaq Global and Capital Markets, respectively, to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) of at least $5 million for a period of 30 consecutive business days, and (ii) amend Rule5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion (collectively, the “Proposed $5 Million MVLS Rule”). As of the date of the filing of this Annual Report the market value of our listed securities is less than $5 million. If the SEC approves the Proposed $5 Million MVSL Rule, the market value of our listed securities does not meet the $5.0 million requirement as of the date it goes into effect, our securities will be subject to delisting.

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

We currently have 3,046,081 shares of Common Stock issuable upon conversion or exercise of existing securities. We also expect that significant additional capital will be needed in the future to continue our planned operations. To the extent these existing securities are converted into or exercised for shares of Common Stock or we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Pursuant to the Company’s 2023 Incentive Compensation Plan (our “2023 Plan”), our management may grant equity awards to our employees, directors and consultants. We may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. Such future equity issuances will have a dilutive effect on the number of shares of our Common Stock outstanding, and therefore on our earnings per share, which could adversely affect the market price of our Common Stock. In addition, if we issue additional convertible debentures and the debentures are converted into shares of Common Stock, stockholders will experience additional dilution.

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

Even though the Reverse Stock Split increased the market price of our Common Stock, there can be no assurance that our increased stock price will remain at a price that will be sufficient in order to meet any continued requirements and policies of the Nasdaq or that our Common Stock will remain listed on the Nasdaq.

There can be no assurance that the increased stock price resulting from the Reverse Stock Split will be maintained in order to allow us to continue to meet the requirements and policies of the Nasdaq or that our Common Stock will remain listed on the Nasdaq.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our Common Stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding as a result of the Reverse Stock Split, especially if the market price of our Common Stock does not increase as a result of the Reverse Stock Split. In addition, the Reverse Stock Split may have increased the number of stockholders who own odd lots (less than 100 shares) of our Common Stock and such stockholders may experience an increase in the cost of selling their shares of common stock and greater difficulty effecting such sales.

Following the Reverse Stock Split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.

Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.

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

Item 2. Properties.

Headquarters and Other Office Space

We utilize rented office space in Miami, Florida for our corporate headquarters which is located at 1111 Brickell Ave., Floor 11, Suite 109, Miami, Florida 33131. We believe that our current office space is adequate for our current needs.

Real Estate Holdings

As part of our strategic shift toward organics processing and logistics, we are in the process of monetizing our legacy real estate holdings. The following summarizes our remaining real estate interests as of the date of this filing.

Current Status of Legacy Holdings

Lago Vista. On May 10, 2021, LV Peninsula Holding LLC, our wholly owned subsidiary, acquired a 50+ acre site on Lake Travis in Lago Vista, Texas for $3,500,000. On January 6, 2026, LV Peninsula delivered a Deed in Lieu of Foreclosure conveying full title to the Lago Vista property to Austerra Capital Management LLC, conditionally extinguishing $5.0 million of outstanding secured debt. The Company retains a 70% interest in net sale proceeds above $5.0 million and a conditional promissory note of $5.0 million that springs into effect if development is not substantially completed within 24 months. All obligations are cross-collateralized with the Company’s Georgia property.

Norman Berry Village. On May 31, 2021, we acquired a 50% membership interest for $600,000 in a limited liability company, NB Owners LLC, the entity developing an affordable housing project in the Atlanta, Georgia metropolitan area known as Norman Berry Village. As of the date of this filing, the property has been listed for sale. The Company holds a first priority lien of $200,000 and a second priority lien of $599,000 on the NB Owners property. The first lien note matured March 11, 2025 and remains in default. As the holder of both liens, the Company has the right to foreclose on the property.

Cumberland Inlet. On June 24, 2021, we, as a member, entered into an Operating Agreement, with Jacoby Development, Inc. (“JDI”), as manager, for JDI-Cumberland Inlet, LLC (“JDI-Cumberland”), pursuant to which we acquired a 10% non-dilutable equity interest in JDI-Cumberland for $3.0 million. JDI-Cumberland holds a 1,298 acre waterfront parcel in St. Mary’s, Georgia. In May 2025, JDI-Cumberland filed for bankruptcy. As of the date of this filing, we have not received any proceeds from the bankruptcy proceedings.

St Mary’s Industrial Site. On August 18, 2022, we purchased approximately 27 acres of land adjacent to our Cumberland Inlet Project from the Camden County Joint Development Authority (JDA). On January 31, 2024, we entered into an Agreement of Sale with Pigmental, LLC to sell the St. Mary’s Site. See “Part I, Item 1 Business – Recent Developments – St. Mary’s Site.”

McLean Mixed Use Site. During the first quarter of 2022, we acquired 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $868,000. We are currently in discussions with the Durant Industrial Authority regarding a conveyance of the property, in connection with a Lis Pendens filed against the property by the Durant Industrial Authority.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “RENX.”

Holders

As of the close of business on March 31, 2026, there were approximately 68 holders of record of our Common Stock.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

Except as set forth below, we did not sell any unregistered securities from January 1, 2025 through December 31, 2025 that were not previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

On November 19, 2025, we issued 150,000 shares of our Common Stock (7,500 as adjusted for the Reserve Split) to Alta Capital LLC (“Alta Capital”) as compensation for consulting services rendered to the Company. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering. No underwriters were engaged and no underwriting discounts or commissions were paid in connection with such issuance.

On March 28, 2025 and August 27, 2025, we issued 94,000 shares and 40,000 shares (4,700 and 2,000 as adjusted for the Reserve Split), respectively, of our Common Stock to Bridgeline Digital, Inc. (“Bridgeline”) as payment of origination fees in connection with the BCV Loan Agreement. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. No underwriters were engaged and no underwriting discounts or commissions were paid in connection with such issuances.

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

Overview

We are a Delaware corporation, originally formed in 2021 under the name SGB Development Corp., to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From our inception through 2023, our operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States. These efforts included the direct acquisition of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects.

In 2023 and early 2024, we expanded our strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. Due to our shift in focus described below, we are no longer pursuing real estate AI related activities. We also announced plans to monetize our real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested in our current operations.

In June 2025, we completed our acquisition of Resource Group US Holdings LLC (“Resource Group”), which marked a significant strategic shift in our core business. Resource Group, through its subsidiaries, is a vertically integrated, full-service operator in the engineered soils and organic recycling industry. Its operations center on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Through our subsidiary, Zimmer Equipment Inc. (“ZEI”), we provide comprehensive waste logistics and collection services for our own products as well as for products of third parties through ZEI’s owned fleet of high-capacity transportation equipment and third-party contractors engaged by us. ZEI offers year-round collection and disposal services through high-capacity grapple trucks, open-top walking floor trailers, and variable-sized containers serving green waste generators, landscaping companies, golf courses, communities, and municipalities. Resource Group works with ZEI to streamline operations by internalizing certain transportation services, reducing over-the-road mileage, lowering disposal costs, and maximizing efficiency.

We currently operate in three segments: biomass recycling, logistics, and real estate. For the year ended December 31, 2025, we operated in four segments and generated $8,220,449 in revenue, of which approximately $5,935,296 was generated from our logistics business, $2,266,983 was generated from our biomass recycling business, and $18,170 was generated from our technology sector. While our logistics business operated by our subsidiary, ZEI, and our biomass recycling business operated by our subsidiary, Resource Group, are expected to serve as our primary operational focuses going forward, we also currently intend to continue to monetize our legacy real estate assets and joint venture interests.

Recent Financial Developments

July 2025 Equity Offering and Related Agreements

On July 29, 2025, we entered into a Securities Purchase Agreement with two investors (the “July 2025 Purchase Agreement”) pursuant to which we sold 309,691 shares of Common Stock (15,485 as adjusted for the Reserve Split) at $0.9094 per share ($18.19 as adjusted for the Reserve Split), together with pre-funded warrants exercisable for 173,681 shares of common stock (8,684 as adjusted for the Reserve Split) at an exercise price of $0.0001 per share, and five-year warrants to purchase 483,372 shares of Common Stock (24,169 as adjusted for the Reserve Split) at $0.9094 per share ($18.19 as adjusted for the Reserve Split). The warrants were sold at $0.125 per warrant, resulting in aggregate gross proceeds of approximately $560,422. Dawson James Securities, Inc. acted as financial adviser in connection with the offering and received 150,000 restricted shares of common stock and a $20,000 expense reimbursement.

The July 2025 Purchase Agreement provided the investors with a 75-day right of first refusal to participate in any proposed sale of our equity or debt securities, subject to certain exceptions, and prohibited us during that period from entering into any transaction that could interfere with or substitute for a proposed $100 million private-placement financing (the “Treasury Opportunity”) to establish a cryptocurrency treasury reserve. The investors were required to present such an opportunity within three business days of signing, with Dawson James Securities, Inc. serving as exclusive placement agent. The agreement further established specific milestones for presenting, documenting, and consummating a Treasury Opportunity; if those milestones were not met (a “Treasury Opportunity Failure”), the investors’ right of first refusal and related restrictions expired and the consulting agreement that we entered into with Bill Panagiotakopoulos, appointing him as executive consultant at an annual salary of $200,000 to assist in pursuing the Treasury Opportunity also terminated.

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

Additionally, effective July 29, 2025, we entered into a waiver and consent with Arena Business Solutions Global SPC II, LTD, which waived certain rights under existing agreements to permit the offering pursuant to the July 2025 Purchase Agreement. In consideration for the waiver and consent, we issued a five-year pre-funded warrant exercisable for 100,000 shares of common stock (5,000 as adjusted for the Reserve Split) at a nominal exercise price of $0.0001 per share.

October 2025 Private Placement

On October 16, 2025, we entered into a securities purchase agreement (the “October Purchase Agreement”) with institutional investors for the issuance and sale in a private placement transaction of 360,000 shares of a newly designated series of Series B Non-Voting Convertible Preferred Stock convertible at an initial conversion price of $1.36 per share ($27.20 as adjusted for the Reserve Split) into 6,617,647 shares of our common stock (330,882 as adjusted for the Reserve Split) and warrants to purchase up to 6,617,647 shares of our common stock (330,882 as adjusted for the Reserve Split) exercisable at an initial exercise price of $1.36 per share ($27.20 as adjusted for the Reserve Split), subject, among other things, to adjustment, shareholder approval and certain beneficial ownership limitations set by each holder, for a combined purchase price of $25.00 for each share of Series B Preferred Stock and accompanying warrant, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The private placement closed on October 17, 2025. The net proceeds to us were approximately $8.175 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by us.

February 2026 Private Placement

On February 12, 2026, we entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain institutional investors (the “2026 Purchasers”) for the issuance and sale in a private placement transaction (the “2026 Private Placement”) of Senior Convertible Notes (“2026 Notes”) in the aggregate principal amount of $6,042,985.39. The 2026 Notes bear interest at a rate of 12% per annum, mature 13 months from the date of issuance, are payable in ten monthly installments in an amount equal to 110% of (i) 1/10th of the principal of the 2026 Notes (ii) plus accrued interest, with the first installment due and payable on the earlier of 180 days from the Closing Date or 90 days following the date that the registration statement registering the Common Stock to be issued upon conversion of the 2026 Notes and upon exercise of the 2026 Warrants (as defined below) is declared effective by the SEC and, without taking into account any accrued and unpaid interest, are initially convertible, at the option of the holder, into an aggregate of 21,505,287 shares of the Company’s common stock (1,075,264 as adjusted for the Reserve Split), par value $0.001 (the “Common Stock”), at a conversion price of $0.281 per share ($5.62 as adjusted for the Reserve Split) (the “Conversion Price”). In connection with the 2026 Private Placement, we also issued the Purchasers warrants (collectively, the “2026 Warrants”) to purchase an aggregate of 38,751,991 shares of Common Stock (1,937,600 as adjusted for the Reserve Split), of which (i) Warrants to purchase 21,505,287 shares of Common Stock (1,075,264 as adjusted for the Reserve Split) (the “First Warrants”) are exercisable immediately upon issuance and (ii) Warrants to purchase 17,246,704 shares of Common Stock (862,335 as adjusted for the Reserve Split) (the “Second Warrants) cannot be exercised by the Purchasers unless and until Stockholder Approval (as defined below) is obtained. The First Warrants have a term of six years from the date of issuance and will be exercisable at a price of $0.15594 per share of Common Stock ($3.1188 as adjusted for the Reserve Split), and the Second Warrants have a term of six years from the date that Stockholder Approval is obtained and will be exercisable at a price of $0.15594 per share of Common Stock ($3.1188 as adjusted for the Reserve Split).

The 2026 Private Placement closed on February 17, 2026 and we received net proceeds to the Company of approximately $5.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company and excluding any deductions for make whole payments made to certain of the investors.

The Notes

The Notes are convertible, at the option of the holder, at any time after the date of issuance, into that number of shares of Common Stock equal to the principal amount of the Notes, plus all accrued and unpaid interest and late charges and any other unpaid amounts, at the Conversion Price of $0.281 per share ($5.62 as adjusted for the Reserve Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events. The holders of the Notes are prohibited from converting the Notes into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such exercise.

The 2026 Notes are redeemable by us at any time, at our option, in whole or in part, at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any.

The 2026 Notes contain customary events of default. If an event of default occurs, from and after the occurrence, and during the continuance of, an such event of default, the interest rate of the 2026 Notes shall automatically increase to 18% per annum until such event of default is cured. Additionally, if an event of default occurs, the holders of outstanding 2026 Notes may, regardless of whether such event of default has been cured, require the Company to redeem all or any portion of the outstanding Notes at a price equal to the greater of (i) the product of (A) the value of the 2026 Notes to be redeemed multiplied by (B) 110% and (ii) the product of (X) the value of the 2026 Notes to be redeemed, divided by the Conversion Price (the “Conversion Rate”), multiplied by (Y) the product of (1) 110% multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment.

Pursuant to the 2026 Notes, the Company shall not enter into or be a party to a Fundamental Transaction (as such term is defined in the 2026 Notes) unless (i) the successor entity assumes in writing all of the obligations under the 2026 Notes and the other transaction documents and (ii) the successor entity is a publicly traded corporation whose common stock is quoted on or listed for trading on an eligible market, as set forth in the 2026 Notes.

While the 2026 Notes are outstanding, subject to certain exempt issuances, if the Company sells, offers or grants any option or right to purchase, or otherwise disposes of or sells any equity security or equity-linked or related security, any convertible securities any preferred stock or other securities, the holders of outstanding Notes shall have the right, in their sole discretion, to require that the Company apply up to 30% of the gross proceeds from such sales or offers to redeem all, or any portion, of the outstanding Notes at a price equal to 110% of the amount of the Note being redeemed.

Without giving effect to any default interest or penalties which may accrue thereunder, assuming the full conversion of the 2026 Notes plus accrued interest in full into Common Stock without regard to any conversion limitations set forth in the 2026 Notes (assuming the 2026 Notes accrued interest at 12% for a period of thirteen (13) months), approximately 24,300,975 shares of Common Stock (1,215,049 as adjusted for the Reserve Split) would be issuable upon conversion.

Pursuant to the Second Warrants, the Company agreed to file a proxy statement with the SEC within 45 days of the Closing Date and hold a meeting of stockholders at the earliest practical date after the date following the filing thereof (and in no event later than 90 days after the Closing Date) (the “Stockholder Meeting Deadline”) for the purpose of obtaining such approval as may be required under the applicable rules of Nasdaq from the Company’s stockholders with respect to the issuance of all of the Warrant Shares upon the exercise of the Second Warrants in accordance with their terms (including adjustment provisions set forth therein) (the “Stockholder Approval”).

The Company agreed to use its reasonable best efforts to obtain such Stockholder Approval. If, despite the Company’s reasonable best efforts the Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, the Company is obligated to cause an additional stockholder meeting to be held on or prior to the 90th calendar day following the failure to obtain Stockholder Approval. If, despite the Company’s reasonable best efforts the Stockholder Approval is not obtained after such subsequent stockholder meetings, the Company shall cause an additional Stockholder Meeting to be held every 90 days thereafter until such Stockholder Approval is obtained, or (ii) the Second Warrants are no longer outstanding, whichever is sooner.

The Warrants

Exercise Price

The First Warrants are immediately exercisable upon issuance, have a term of six years from the date of issuance, and are exercisable for shares of Common Stock at a price of $0.15594 per share ($3.1188 as adjusted for the Reserve Split). The Second Warrants shall become exercisable on such date, if ever, that Stockholder Approval is obtained, have a term of six years from the date of Stockholder Approval, and will be exercisable for shares of Common Stock at a price of $0.15594 per share ($3.1188 as adjusted for the Reserve Split). The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments pursuant to stock dividends, stock splits or similar events.

Cashless Exercise

In the event there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”), the Warrants may be exercised, in whole or in part, by means of a “cashless exercise” in which case the holder will be entitled to receive a number of Warrant Shares equal to the quotient obtained by dividing, (x) (A) as applicable, the volume weighted average price (“VWAP”) of the Common Stock on the date immediately preceding the exercise date (if the notice of exercise is (1) both executed and delivered on a day that is not a Trading Day (as defined in the Warrant) or (2) both executed and delivered on a Trading Day prior to the opening of “regular trading hours) or the bid price of the Common Stock as of the time of the holder’s execution of the applicable notice of exercise (if the notice of exercise is executed during “regular trading hours” on a Trading Day), less the exercise price of the Warrant, multiplied by (B) the number of Warrant Shares that would be issuable upon exercise of the Warrant if the exercise were by means of a cash exercise rather than a cashless exercise, by (y) the price used in (A).

Fundamental Transaction

If a Fundamental Transaction (as such term is defined in the Warrant) occurs, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the Warrants with the same effect as if such successor entity had been named in the Warrant itself. If holders of the Common Stock are given a choice as to the securities, cash or property to be received in a fundamental transaction, then the holder shall be given the same choice as to the consideration it receives upon any exercise of the Warrant following such Fundamental Transaction. In certain circumstances, the holder will have the right to receive the Black Scholes Value of the Warrant calculated pursuant to a formula set forth in the Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of the Common Stock as described in the Warrants.

Commercial Credit Group Promissory Notes

Effective December 30, 2025, our wholly owned subsidiary Resource Group entered into a Negotiable Promissory Note and Security Agreement in the principal amount of $1,507,658 (the “First CCG Note”) and Negotiable Promissory Note and Security Agreement in the principal amount of $1,047,528 (the “Second CCG Note”; and together with the First CCG Note, the “CCG Notes”) with Commercial Credit Group (the “Lender”) to finance the purchase of a Komptech Crambo shredder and a Diamond Z horizontal grinder for approximately $2.54 million with a 30% down payment of approximately $700,000 that had previously been deployed under a rental arrangement.

The First CCG Note is payable as follows: the first installment of $265,266 was due on December 30, 2025, followed by 48 monthly installments of $25,879. The Second CCG Note is payable as follows: the first installment of $195,000 was due on December 30, 2025 followed by 48 monthly installments of $17,761. The Notes are secured by all the assets of RG Group of whatever nature and kind, wherever located, in which RG Group now or hereafter has any right or interest (the “Collateral”). Upon a default by RG Group (as defined in the CCG Notes), which includes, among other things, the failure to make any payment under the CCG Notes on the date on which such payment is due, the failure by RG Group to perform any other obligation under the CCG Notes, Lender at any time deeming the security afforded by the Notes unsafe, inadequate or at any risk or any of the Collateral in danger of misuse, concealment or misappropriation, the affairs of RG Group so evolve such that, in Lender’s sole discretion, Lender becomes insecure as to the performance of the CCG Notes, RG Group shall incur, create, assume, cause or suffer to exist any mortgage, trust, lien, security interest, pledge, hypothecation, other encumbrance (other than Lender’s interest), or attachment or execution of any kind whatsoever upon, affecting or with respect to the Collateral or any of Lender’s interests under the CCG Notes, RG Group shall sell, pledge, assign, rent, lease, lend, destroy or otherwise transfer or dispose of any Collateral or RG Group fails to obtain or maintain insurance on the Collateral satisfactory to Lender in its sole discretion, the rate of interest under the CCG Notes will automatically increase to at the maximum lawful rate permitted by law not to exceed eighteen percent (18.0%) per annum, RG Group is to immediately deliver possession of the Collateral to the Lender, and the Lender, without demand or notice, may, among other things, at its option accelerate the maturity of and declare the entire indebtedness under the Notes immediately due and payable and take possession of and sell all or part of the Collateral.

Austerra Restructuring

On December 31, 2025, the Company and Norman Berry II Owners, LLC (“NB Owners”), entered into a Restructuring and Collateral Agreement with Austerra to restructure the Company’s outstanding indebtedness of approximately $7.0 million (including accrued interest in excess of $750,000) originally issued by LV Peninsula and secured by the Lake Travis project site in Lago Vista, Texas.

Pursuant to the Restructuring Agreement, LV Peninsula entered into a Loan Modification Agreement securing $2.0 million of the remaining balance with its property in Durant, Oklahoma, bearing interest at 13.50% per annum with interest-only payments for 12 months and a maturity date of December 1, 2028. LV Peninsula also delivered a Deed in Lieu of Foreclosure conveying full title to the Lago Vista property to Austerra, conditionally extinguishing $5.0 million of the original secured debt. In connection therewith, LV Peninsula issued a conditional promissory note in the principal amount of $5,000,000, bearing interest at 13.50% per annum with interest-only payments for 12 months and a maturity date of December 1, 2028. The conditional note will automatically go into effect if, within 24 months of execution: (i) the development, construction, flood-plain remediation, and all material improvements to the Lago Vista property have not been substantially completed in accordance with the agreed project plan, or (ii) the entire outstanding indebtedness owed to Austerra, inclusive of the Oklahoma and Georgia property obligations, has not been paid in full. Upon sale of the Lago Vista property, the Company will receive 70% of any net sale proceeds in excess of $5.0 million (plus any additional new funds provided for finalization of the project, including accrued interest and/or penalties).

In addition, the Company entered into a Pledge Agreement pledging its 50% membership interest in Norman Berry to Austerra as collateral, and a Collateral Transfer Agreement granting Austerra a security interest in a $209,333 promissory note payable to the Company by Norman Berry. All obligations under the Restructuring Agreement are cross-collateralized and cross-defaulted across the Texas, Oklahoma, and Georgia properties.

Results of Operations

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for years ended December 31, 2025 and 2024. In June 2025, the Company acquired Resources Group and ZEI, and the operations of Resources Group and ZEI became the primary focus of the Company’s business. As a result of the acquisitions and change in focus of our core business, the year-to-year comparisons set forth below, and amounts reported in financial statements subsequent to June 2025, will materially change and the below will not be representative of, or directly comparable, to our future operating results.

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenues	$8,220,449	$207,552
Cost of revenues	5,829,174	182,656
Total payroll and related expenses	3,237,257	3,622,018
Total general and administrative expenses	4,177,064	1,525,707
Total professional and consulting fees	2,575,502	963,768
Total marketing and business development expenses	861,336	472,309
Total impairment loss	965,812	-
Total bad debt expenses	3,025,000	-
Operating loss	(12,450,696)	(6,558,906)
Interest expense	(5,265,549)	(3,474,344)
Change in fair value of derivative liability	2,034,868	-
Impairment of notes receivable	(818,172)	-
Gain on sale of land	-	1,067,540
Interest income	(14,653)	12,107
Other income	557,103	45,128
Net loss	$(15,957,099)	$(8,908,475)

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

During the year ended December 31, 2025, we generated revenues of $8,220,449 primarily from the sale of materials, including compost, engineered soils, and mulch, as well as from the collection, processing, and disposal of organic and construction-related waste. Revenues also included proceeds from converting a portion of collected waste into saleable materials. For the year ended December 31, 2024, we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $207,552. This increase of $8,012,897 resulted from the acquisition of Resource Group during the year ended December 31, 2025.

Costs of Revenues

Cost of revenue for the year ended December 31, 2025, were $5,829,174 compared to $182,656 for the year ended December 31, 2024. This increase of $5,646,518 in costs resulted primarily from acquisitions that increased generated revenues during the year ended December 31, 2025. Gross profit for the year ended December 31, 2025 was $2,391,275, representing a gross margin of approximately 29%, reflecting the cost structure of our first partial year of integrating Resource Group’s organics processing and logistics operations.

Payroll and Related Expenses

Payroll and related expenses for the year ended December 31, 2025 were $3,237,257 compared to $3,622,018 for the year ended December 31, 2024. This decrease of $384,761 in expenses resulted primarily from the recognition of vesting of restricted stock units during the year ended December 31, 2024.

General And Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were $4,177,064 compared to $1,525,707 for the year ended December 31, 2024. This increase of $2,651,357 resulted primarily from additional expenses from the acquisition of Resource Group now being recognized.

Professional and Consulting Fees

Professional and consulting fees for the year ended December 31, 2025 were $2,575,502 compared to $963,768 for the year ended December 31, 2024. This increase of $1,611,734 in expenses resulted primarily from additional expenses from the acquisition of Resource Group now being recognized as well as an increase in transactions entered into during the year requiring professional fees.

Marketing and Business Development Expenses

Marketing and business development expenses for the year ended December 31, 2025 were $861,336 compared to $472,309 for the year ended December 31, 2024. This increase of $389,027 in expenses resulted primarily from increased spend in marketing activities during 2025.

Impairment Loss

Impairment loss for the year ended December 31, 2025 was $965,812 compared to $0 for the year ended December 31, 2024. This increase of $965,812 resulted directly from the impairment of technology related intangible assets.

Bad Debt Expenses

Bad debt expense for the year ended December 31, 2025 was $3,025,000 compared to $0 for the year ended December 31, 2024. This increase of $3,025,000 resulted directly from management’s assessment of the uncertainty of collectability of the Cumberland note receivable (a $4.5 million note issued in connection with JDI-Cumberland Inlet, LLC, which filed for bankruptcy in May 2025), against which the Company recorded a full allowance for credit losses.

Interest Expense

During the year ended December 31, 2025 and 2024, we incurred $5,265,549 and $3,474,344 of interest expense. This increase of $1,791,205 resulted from an increase in the balance of our notes payable.

Change in Fair Value of Derivate Liability

The change in fair value for the year ended December 31, 2025 resulted in a gain of $2,034,868. This increase was primarily attributable to the remeasurement gain recognized on derivative liabilities during the period.

Impairment of Notes Receivable

For the year ended December 31, 2025, we recognized a loss of $818,172 related to the note receivable. The loss primarily reflects management’s assessment of the recoverability of the outstanding balance.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the year ended December 31, 2025, we incurred a net loss of $15,957,099 as compared to a net loss of $8,908,475 for the year ended December 31, 2024. We expect to incur increasing losses in the future. As of December 31, 2025, and December 31, 2024, we had cash of $54,066 and $296,202, respectively. Prior to us becoming a public company, our operations were primarily being funded through advances from Safe & Green Holdings Corp. (“SG Holdings”), and we were largely dependent upon SG Holdings for funding. Since becoming a public company, we have funded our operations through note financing, project level financing, and the issuance of our equity and debt securities. See Part I, Item 1. Financial Statements; Note 8– Notes Payable and Notes Payable– Related Party. We intend to continue to finance our operations and finance Resource Group’s expansion from the proceeds of future financings, and/or sale proceeds from properties that are sold, and future revenues. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. There is no guarantee we will be successful in raising capital outside of our current sources. In addition, under the October Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult for us to procure additional financing. Our current cash is anticipated to be sufficient to fund operations through June 2026. We expect that we will need additional future financing which may not be available on acceptable terms, if at all. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm includes an explanatory paragraph that our auditors have expressed substantial doubt that we will be able to continue as a going concern.

Financing Activities

The following table represents our financing activities during the year ending December 31, 2025. See Note 8 to the financial statements included elsewhere in this Annual Report for additional information regarding our financing activities.

	Balance as of December 31, 2024	Additions	Payments or Conversions	Balance as of December 31, 2025

LV Note	$5,000,000	$-	$(4,000,000)	$1,000,000
2nd Lien Note	1,000,000	-	-	1,000,000
BCV Loan Agreement	2,100,000	100,000	(2,200,000)	-
Leighton	250,000	-	(250,000)	-
New BCV Loan Agreement	-	2,000,000	-	2,000,000
1800 Diagonal Notes	48,689	935,700	(505,779)	478,610
Cedar Cash Advances	225,969	825,000	(623,969)	427,000
Arena	2,361,111	550,000	(2,911,111)	-
Peak One	-	172,500	(172,500)	-
Index	-	200,000	(200,000)	-
Boot Capital	-	87,750	-	87,750
Sixth Borough	-	250,000	-	250,000
Member Note	-	480,000	-	480,000
Acquisition Related Notes and Additional Equipment Loan and Cash Advances *	-	18,980,757	(3,192,464)	15,788,293
	$10,985,769	$24,581,707	$(14,055,823)	$21,511,653

*	Additions include notes payable amounts acquired in connection with the Resource Group acquisition, as well as additional financing needs of our Resource and ZEI activities.

LV Note

On April 3, 2024, LV Holding, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of a promissory note in the amount of $5,000,000 (the “LV Note”). As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provided for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lago Vista site, and a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note required monthly installments of interest only at a fixed rate of 17.00%, had a maturity date of April 1, 2025and could be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note were guaranteed by the Company pursuant to a Guaranty, dated April 3, 2024.

As disclosed in Note 8 of the Notes to Financial Statements included elsewhere in this Annual Report , the Company entered into the Restructuring Agreement and Loan Modification Agreement. In accordance with the Loan Modification Agreement, the new maturity date of the remaining $2,000,000 principal balance is December 1, 2028, with an interest rate of 13.5% per annum.

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

On April 11, 2025, BCV and the Company amended the BCV Loan Agreement (“Amendment No. 3”) to extend the maturity date of the note from December 1, 2024 to December 1, 2025. Additionally, BCV increased the principal balance of the note to $2,200,000.00 (two million two hundred thousand dollars). According to Amendment No. 3, the loan will now be primarily secured by 176,425 Treasury Shares and will be additionally secured by the $960,672 St Mary’s Note as well as the Cumberland Note, which is alternative collateral and only used if the note is in default. As of December 31, 2025, the principal balance was paid off.

On November 10, 2025, the Company entered into a new Loan Agreement (the “New BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV Renew Earth (“BCV Renew Earth”), for up to $5,000,000 in proceeds, under which it initially received $2,000,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on May 10, 2027. The BCV loan is primarily secured by the Company’s property in Durant, Oklahoma and its membership interest in Norman Berry Village. The Norman Berry Village interest serves as alternative collateral only

Leighton

On March 1, 2024, the Company entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit was September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date could be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the Line of Credit, on March 1, 2024, the Company issued 154,320 shares of the Company’s restricted common stock (386 as adjusted for the Stock Split) to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. On November 12, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock (125 as adjusted for the Reserve Split) as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024.

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

During the quarter ended on December 31, 2025, the Company paid off the principal balances of the outstanding amounts to Leighton.

1800 Diagonal

During the years ended December 31, 2024 and 2025, the Company issued ten promissory notes to 1800 Diagonal Lending LLC (“1800 Diagonal”) at a 10% original issue discount, for aggregate principal amounts of $162,400 and $870,900, respectively, in exchange for aggregate purchase prices of $136,000 and $745,000, respectively. The notes required monthly principal and interest payments and could be prepaid at any time without penalty. In connection with the notes, the Company incurred aggregate debt issuance costs of $106,000. As of December 31, 2025, notes totaling $478,610 in aggregate principal remained outstanding across five tranches (the 5th, 6th, 7th, 8th, and 10th notes issued), with the remaining five notes fully repaid during 2024 and 2025.

Cedar

During the years ended December 31, 2024 and 2025, the Company entered into four cash advance agreements with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold to Cedar an aggregate of $1,093,120 in future receivables for aggregate net proceeds of approximately $274,900. Each successive agreement was used in part to repay prior Cedar balances. Pursuant to the agreements, Cedar withdrew amounts weekly from the Company until the sold receivables were repaid. As of December 31, 2025, the outstanding balance under the Fourth Cash Advance Agreement (entered into March 13, 2025) was $427,000, with weekly payments of $9,000 continuing until repaid.

Arena

On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”) related to a private placement of up to five tranches of secured convertible debentures after satisfaction of certain conditions specified in the Arena Purchase Agreement in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Arena Purchase Agreement) and subject to a floor price of $0.045 ($18 as adjusted for the Stock Split) (subject to proportional adjustment for stock splits), for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to the Arena Investors 10% original issue discount secured convertible debentures in the aggregate principal amount of $1,388,889 (the “First Closing Arena Debentures”) and warrants (the “First Closing Arena Warrants”) to purchase up to and aggregate of 1,299,242 shares of the Company’s common stock (3,248 as adjusted for the Stock Split). The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company incurred $175,000 of debt issuance costs. In connection with the closing of the first tranche, the Company reimbursed the Debenture Selling Stockholders $55,000 for their legal fees and expenses In addition, the initial fair value of the First Closing Arena Warrants, as described below, amounted to $214,267 and has been recorded as a debt discount and will be amortized over the effective rate method.

Each First Closing Arena Debenture had a maturity date of eighteen months from its date of issuance and bore interest at a rate of 10% per annum paid-in-kind (“PIK Interest”) unless there was an event of default under the applicable First Closing Arena Debenture. The PIK Interest was added to the outstanding principal amount of the applicable First Closing Arena Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each First Closing Arena Debenture was convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such First Closing Arena Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279 ($111.60 as adjusted for the Stock Split), and (ii) 92.5% of the lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.045 ($18 as adjusted for the Stock Split) (subject to proportional adjustment for stock splits).

The First Closing Arena Debentures were redeemable by the Company at a redemption price equal to 115% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the First Closing Arena Debentures were outstanding, if the Company or any of its subsidiaries received cash proceeds from the issuance of certain equity or indebtedness, the Arena Investors had the right to require the Company to immediately apply up to 20% of all proceeds received by the Company to repay the outstanding amounts owed under the First Closing Arena Debentures.

The First Closing Arena Warrants expire five years from its date of issuance. The First Closing Arena Warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 of shares of the Company’s common stock (3,248 as adjusted for the Stock Split) at an exercise price equal to $0.279 ($111.60 as adjusted for the Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Closing Arena Warrants. The First Closing Arena Warrants provide for cashless exercise under certain circumstances.

The Company entered into a Registration Rights Agreement, dated August 12, 2024 (the “First Closing RRA”), with the Arena Investors where the Company agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the First Closing RRA) issuable under the First Closing Arena Debentures and the First Closing Arena Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules. The Company filed a registration statement registering the securities issuable upon conversion or exercise of the First Closing Arena Debentures and First Closing Arena Warrants, in order to satisfy its obligations under the First Closing RRA, and such registration statement was declared effective by the SEC on September 30, 2024. In the event the number of shares available under such registration statement is insufficient to cover the securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants, the Company is obligated to file one or more new registration statements until such time as all securities issuable upon conversion or exercise of the First Closing Arena Debentures or First Closing Arena Warrants have been included in registration statements that have been declared effective and the prospectus contained therein is available for use by the Arena Investors.

Pursuant to the Arena Purchase Agreement, the Company and Arena Investors closed on a second tranche on October 25, 2024 and third tranche, upon which the Company issued and sold to Arena Investors on the same terms and conditions as the First Closing Arena Debenture a 10% original issue discount secured convertible debentures each in the principal amount of $2,222,222 (the “Additional Closing Arena Debentures”) except for the conversion price ad floor price described below sand a warrant (the “Additional Closing Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Additional Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Arena Purchase Agreement) and subject to a floor price of $0.045 ($18 as adjusted for the Stock Split) (subject to proportional adjustment for stock splits), for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the additional tranches.

The Additional Closing Arena Debentures were sold to Arena Investors each for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%). In connection with each closing of the additional tranches, the Company entered into a registration rights agreement pursuant to which the Company agreed to register the maximum number of shares of the Company’s common stock issuable under the Second and Third Closing Debentures and the Second and Third Closing Arena Warrants with terms substantially similar as the terms provided in the RRA. The Company also agreed to reimburse Arena Investors for its legal fees and expenses related to each such closing.

The Arena Purchase Agreement prohibited the Company from entering into a Variable Rate Transaction (other than the Arena ELOC described below) until such time as no Arena Debentures remain outstanding. In addition, the Arena Purchase Agreement provided that neither the Company nor any subsidiary may issue, during specified time periods, any common stock or common stock equivalents, except for certain exempted issuances (i.e., stock options, employee grants, shares issuable pursuant to outstanding securities, acquisitions and strategic transactions) and the Arena ELOC.

The Company entered into a Security Agreement, dated August 12, 2024 (the “Security Agreement”), with Arena Investors where it granted the Arena Investors a security interest in all of its assets to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Arena Debentures. In addition, each of the Company’s subsidiaries entered into a Guaranty Agreement, dated August 12, 2024 (the “Subsidiary Guaranty”), with Arena Investors pursuant to which they agreed to guarantee the prompt payment, performance and discharge in full of all of the Company’s obligations under the Arena Debentures.

The Second Closing Debentures were to mature eighteen months from their date of issuance and bore interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Second Closing Debenture. The PIK Interest was to be added to the outstanding principal amount of the applicable Second Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Second Closing Debenture was convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $3.48 ($69.60 as adjusted for the Reserve Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 (subject to proportional adjustment for stock splits) ($18 as adjusted for the Reserve Split). Based upon the floor price, the maximum number of shares issuable upon conversion of the Second Closing Debentures was 3,268,197 shares of common stock (163,410 as adjusted for the Reserve Split). In connection with the closing of the second tranche, the Company reimbursed Arena Investors $10,000 for its legal fees and expenses. In addition, the initial fair value of the Second Closing Arena Warrants, as described below, amounted to $390,939 and has been recorded as a debt discount and will be amortized over the effective rate method.

The Second Closing Warrants expire five years from their date of issuance. The Second Closing Warrants are exercisable, at the option of the holder, at any time, for up to 170,892 shares of the Company’s common stock (8,545 as adjusted for the Reserve Split) at an exercise price equal to $3.476 ($69.52 as adjusted for the Reserve Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Second Closing Warrants provide for cashless exercise under certain circumstances.

The Company entered into a Registration Rights Agreement, dated October 25, 2024 (the “Second Closing RRA”), with the Arena Investors where it agreed to file with the SEC an initial registration statement within 30 days to register the maximum number of Registrable Securities (as defined in the RRA) issuable under the Second Closing Debentures and the Second Closing Warrants as shall be permitted to be included thereon in accordance with applicable SEC rules and to use its reasonable best efforts to have the registration statement declared effective by the SEC no later than the “Second Registration Statement Effectiveness Date”, which is defined in the Arena Purchase Agreement as the 30th calendar day following the Second Closing Date (or, in the event of a “full review” by the SEC, no later than the 120th calendar day following the Second Closing Date); provided, however, that if the registration statement will not be reviewed or is no longer subject to further review and comments, the Second Registration Statement Effectiveness Date will be the fifth trading day following the date on which the Company is so notified if such date precedes the date otherwise required above. Such registration statement was declared effective by the SEC on November 26, 2024.

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

On April 4, 2025, the Company closed the third tranche of its private placement offering with the Arena Investors) under the Arena Purchase Agreement to which the Company issued 10% convertible debentures (the “Third Closing Debentures”) in the aggregate principal amount of Five Hundred Fifty Five Thousand Five Hundred Fifty Five Dollars ($555,555) to the Arena Investors and warrants (the “Third Closing Warrants”) to purchase up to 461,043 shares of the Company’s common stock (23,052 as adjusted for the Reserve Stock Split). The Third Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%).

The Third Closing Debentures were to mature eighteen months from their date of issuance and bore interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Third Closing Debenture. The PIK Interest was to be added to the outstanding principal amount of the applicable Third Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Third Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such Third Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $1.62 ($32.40 as adjusted for the Reserve Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 ($18 as adjusted for the Reserve Split) (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Third Closing Debentures is 461,043 shares of common stock (23,052 as adjusted for the Reserve Split). In connection with the closing of the third tranche, the Company reimbursed Arena Investors $20,000 for its legal fees and expenses. In addition, the initial fair value of the Third Closing Arena Warrants, as described below, amounted to $285,386 and has been recorded as a debt discount and will be amortized over the effective rate method.

The Third Closing Warrants expire five years from their date of issuance. The Third Closing Warrants are exercisable, at the option of the holder, at any time, for up to 461,043 shares of the Company’s common stock (23,052 as adjusted for the Reserve Stock Split) at an exercise price equal to $1.62 ($32.40 as adjusted for the Reserve Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Third Closing Warrants provide for cashless exercise under certain circumstances.

During the year ended December 31, 2025, $1,450,000 in principal and interest due under the Arena Debentures were converted into 980,141 shares of the Company’s common stock (49,007 as adjusted for the Reserve Split) within the terms of such Debentures, and there was no gain or loss recognized.

A Forbearance Agreement dated as of July 29, 2025 (the “Assign Agreement”) was entered into by and between the Company and Mill End Capital LTD, North York LTD, Indigo Capital LLC and Strategic EP LLC (each, a “Holder” and together the “Holders”), being the assignees of all rights under the Arena Debentures held by Arena initially issued to the Arena Investors. At the time of the Assign Agreement, the outstanding debt from the First Closing Arena Debenture, totaled $138,889, the outstanding debt from the Second Closing Arena Debenture totaled $772,222, and the outstanding debt from the Third Closing Debenture, totaled $550,000. In accordance with the Assign Agreement Mill End Capital LTD acquired $309,906 of the outstanding debt, North York LTD acquired $309,906 of the outstanding debt, Indigo Capital LLC acquired $309,906 of the outstanding debt and Strategic EP LLC acquired $531,392 of the outstanding debt. During the year ended December 31, 2025, $828,158 of outstanding in principal from these investors were converted into 1,031,634 shares of the Company’s common stock (51,581 as adjusted for the Reserve Split) within the terms of such Debentures, and there was no gain or loss recognized.

As of December 31, 2025, there was no principal balance remaining on such debentures.

Resource Group Membership Interest Purchase Agreement

On June 2, 2025, the Company entered into an Amendment (the “Amendment”) to the Membership Interest Purchase Agreement, dated February 25, 2025, (the “Resource Group MIPA”) with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of Resource Group (the “Equityholders”). The Amendment altered the consideration to be paid by the Company to the Equityholders in connection with the purchase of 100% of the membership interests of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Resource Group MIPA was executed; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (which, subject to the approval of the Company’s stockholders and The Nasdaq Stock Market (“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock (450,000 as adjusted for the Reserve Split)). The Amendment also provides that, subject to shareholder approval, that the Company will issue an aggregate of 41,182 additional shares of Company common stock (2,059 as adjusted for the Reserve Split) to the Equityholders upon the approval of such issuance by the Company’s stockholders at the Company’s stockholders’ meeting and provided that the Company continues to meet and is eligible to meet the Nasdaq continued listing requirements.

Peak One

On June 26, 2025, the Company entered into a Securities Purchase Agreement, dated June 26, 2025 (the “Peak Purchase Agreement”), with an institutional investor (the “Peak Investor”), pursuant to which the Company issued to the Peak Investor a 10% convertible debenture (the “Peak Debenture”) in the principal amount of $172,500 in a private placement offering. The Debenture was sold to the Peak Investor for a purchase price of $155,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, the Company paid $5,000 as a non-accountable fee to the Peak Investor to cover its accounting fees, legal fees and other transactional costs and issued to the Peak Investor and its designee an aggregate total of 100,000 shares of its restricted common stock (5,000 as adjusted for the Reserve Split) (the “Commitment Shares”) as described in the Peak Purchase Agreement.

The Peak Debenture had a maturity date of twelve months from its date of issuance and bore interest at a rate of 10% per annum payable on the maturity date. The Peak Debenture was unsecured and subordinated to the outstanding 10% Original Issue Discount Secured Convertible Debentures issued to the Arena Investors (as defined below) by the Company. The Peak Debenture was convertible, at the option of the holder, at any time on or after the earlier of (i) March 23, 2026 or (ii) the date that the Arena Debentures (as defined below) are extinguished, into such number of shares of common stock of the Company equal to the principal amount of the Peak Debenture plus all accrued and unpaid interest at a conversion price equal to the closing price of the Company’s common stock on the trading day immediately preceding the conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.19 ($3.80 as adjusted for the Reserve Split) (the “Floor Price”).

The Peak Debenture was redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Peak Debenture is outstanding, if the Company received cash proceeds of more than $500,000 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company was obligated to, within two (2) business days of the Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 100% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture.

The Peak Debenture contained customary events of default. If an event of default occurs, until it is cured, the Peak Investor could increase the interest rate applicable to the Peak Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Peak Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the Peak Debenture, the Peak Debenture prohibited the Company from entering into a Variable Rate Transaction (as defined in the Debenture) or incurring any new indebtedness that is senior to the Peak Debenture or secured by the assets of the Company until the Peak Debenture was paid in full.

The Peak Purchase Agreement provided the Peak Investor with “piggy-back” registration rights, if the Company filed with the SEC a registration statement covering any of its securities, to use its reasonable efforts to effect the registration of the maximum number of Registrable Securities (as defined in the Purchase Agreement) as shall be permitted to be included thereon in accordance with applicable SEC rules.

During the year ended December 31, 2025, the Company redeemed the Peak Debenture.

Index Equity

On August 22, 2025 the Company entered into a Promissory Note, dated August 22, 2025 (the “Index 2025 Note”) with Index Equity US, LLC (the “Lender”) for the principal amount of $200,000. Under the terms of the Index 2025 Note the Company was required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $240,000 on or before the maturity date of October 21, 2025. However, if the Note was not fully funding, meaning the Lender has not disbursed the full $200,000 in funding installments—the Company was obligated to repay, in lieu of the full potential funding amount, a sum equal to 120% of the total amount actually funded and disbursed by the Lender under this Index 2025 Note. The repayment obligation in the event of partial funding is calculated as the funded amount multiplied by 1.20 and was due and payable in full on or before the Maturity Date. During the quarter ended on December 31, 2025, the Company repaid the principal balances.

Boot Capital

On December 15, 2025, the Company issued a promissory note (the “Boot Capital Note”) in favor of Boot Capital LLC in the principal amount of $87,750 for a purchase price of $75,000, representing an original issue discount of $12,750. Under the terms of the Boot Capital Note, beginning on January 15, 2026, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $14,874. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. As of December 31, 2025 the principal balance amounted to $87,750.

Sixth Borough Partners

On October 8, 2025, the Company issued a promissory note (the “Sixth Borough Note”) in favor of Sixth Borough Partners LLC in the principal amount of $250,000. The note bears no interest, and the principal amount is due and payable on the sixth month anniversary of the issuance date, or the date of a qualified financing event as defined in the note. As of December 31, 2025 the principal balance amounted to $250,000.

Cash Flow Summary

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net cash provided by (used in):
Operating activities	$(7,030,824)	$(2,676,353)
Investing activities	(3,348,955)	(711,192)
Financing activities	10,206,079	3,612,075
Net increase in cash and cash equivalents	$(173,700)	$224,530

Operating activities used net cash of $7,030,824 during the year ended December 31, 2025, compared to $2,676,353 during the year ended December 31, 2024. The primary drivers of cash used in operating activities during 2025 were the Company’s net loss of $15,957,099 and the $3,025,000 bad debt provision on the Cumberland note receivable, partially offset by non-cash charges including $965,812 of impairment expense, $1,046,836 of depreciation, $586,124 of amortization, and $2,083,887 of debt discount amortization, as well as a $2,034,868 gain on the change in fair value of derivative liabilities. Changes in operating assets and liabilities contributed $523,976. Cash used in operating activities during 2024 was primarily driven by the Company’s net loss, partially offset by non-cash stock-based compensation and common stock issued for debt issuance costs.

Investing activities used net cash of $3,348,955 during the year ended December 31, 2025, and used $711,192 net cash during the year ended December 31, 2024, which is an increase in cash used of $2,630,408. The cash used during the year ended December 31, 2025 results from the purchase of property and equipment of $3,622,839, increase in intangible assets of $7,779, cash from asset acquisitions of $309,557, additions to equity-based investments of $210,833, and an increase in project development costs of $4,950. Additionally, during the year ended December 31, 2025, we recognized $177,989 from discontinued operations. The cash used during the year ended December 31, 2024 results from the purchase of property and equipment of $3,488, increase in intangible assets of $293,593, cash used in asset acquisitions of $153,593, $371,500 of joint venture activity, and an increase in project development costs of $30,900. Additionally, during the year ended December 31, 2024, we recognized $403,738 from proceeds from the sale of land.

Cash provided from financing activities was $10,206,079 during the year ended December 31, 2025, which resulted from $904,573 debt issuance costs paid, increased by $11,287,818 proceeds from short-term note payable, $8,881,245 in repayments of short-term notes payable, $111,560 payments on finance lease, $68 from payment related to stock splits, increase of $8,623,006 from issuance of stock and $233,414 from warrant exercises, $33,358 from make whole payments, and decrease of $7,355 from discontinued operations. Cash provided from financing activities was $3,612,075 during the year ended December 31, 2024, which resulted from additional debt issuance costs of $2,525,763, proceeds from short-term notes payable of $6,928,277, repayment of short-term notes payable of $1,552,742, proceeds from the issuance of common stock of $750,719, proceeds from the issuance of common stock from prefunded warrants of $11,584.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

Investment Entities – On May 31, 2021, we agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). We contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of the investment in Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. We have determined we are not the primary beneficiary of Norman Berry and thus will not consolidate the activities in our financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements. As of December 31, 2025 we continued to hold a 50% interest in Norman Berry.

On June 24, 2021, we entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). We contributed $3,000,000 for its 10% equity interest. During the year ended December 31, 2023, we contributed an additional $25,000. The purpose of the investment in Cumberland is to develop a waterfront parcel in a mixed-use destination community. We have determined we are not the primary beneficiary of Cumberland and thus will not consolidate the activities in our consolidated financial statements. We will use the equity method to report the activities as an investment in our consolidated financial statements.

On February 11, 2025, we entered into an Amendment (this “February Amendment”) to the Operating Agreement, dated June 24, 2021 (the “Operating Agreement”), for Cumberland, by and between us and Jacoby Development Inc., a Georgia corporation (“JDI”), and a Forced Sale Agreement by and between us and JDI, pursuant to which Cumberland acquired the Company’s 10% equity interest (the “LLC Interest”) in Cumberland in exchange for a promissory note (the “Cumberland Note”) from Cumberland in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI. Due to uncertainty in the collection of the Cumberland Note as of December 31, the 2025, we have recorded an allowance for credit losses in the amount of $4,500,000. As of December 31, 2025, due to possible the uncollectability of the Cumberland Note the company has recorded an allowance for credit losses in the amount of $4,500,000, which resulted in bad debt expense of $3,025,000 and a reserve of $1,475,000 against a deferred gain on sale.

During the years ended December 31, 2025 and 2024, Norman Berry and Sugar Phase did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2025 and December 31, 2024.

As of December 31, 2025, the Company’s balance of equity-based investments is for its remaining investment in Norman Berry. As of December 31, 2024 the Company’s balance of equity-based investments related to its $3,000,000 investment in Cumberland and $642,607 investment in Norman Berry.

Derivative liability — The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability or asset from the host agreement. The separated embedded derivative is accounted for at fair market value, with changes in fair value recognized in the statements of operations within the other financing costs line item. The Company determined that certain features under the October Private Placement (See Note 11 — Stockholders’ Equity) qualified as an embedded derivative. The derivative was accounted for separately from the underlying Series B Preferred Stock and is accounted for at fair value.

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

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated to date resulted from commissions related to residential real estate purchases and sales transactions, as noted below, as well as the sale of land held. For revenue from commissions related to residential real estate purchased and sales transactions, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time. Revenue from commissions amounted to $18,170 and $207,552 for the years ended December 31, 2025 and 2024 respectively.

The Company recognizes revenue from the sale of materials (compost, soil and mulch) as well as the collection and disposal services of waste, which at times, is produced into saleable materials. Such revenue is recognized at the point in time when control of the product transfers to the customer, which typically occurs upon delivery or customer pickup at the Company’s facility.

Revenue from the sale of materials amounted to $8,202,279 and $0 for the years ended December 31, 2025 and 2024, respectively.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by nonaffiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control — Integrated Framework by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment using this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Previously Identified Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we identified a material weakness in our controls relating to the ineffective design of certain management review controls across a portion of the Company’s financial statements. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process of outside consultants that aid in the preparation of our financial statements.

During the third quarter of 2025, we completed the remediation of the previously identified material weakness. Remediation was achieved by expanding our finance function through the engagement of additional consulting personnel, bringing the team to seven professionals, including a partner, director, controller, and senior accountants. We also enhanced our internal review procedures by implementing improved documentation, multi-level review steps, and more structured period-end close processes.

Notwithstanding the material weakness that existed during a portion of the fiscal year, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the Company is not an accelerated filer or a large accelerated filer, and it is not subject to the attestation requirement.

(c) Changes in Internal Control over Financial Reporting.

During the fiscal year ended December 31, 2025, we remediated the previously identified material weakness as described above. Except as noted, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

10b5-1 Trading Arrangements

During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth information as of December 31, 2025 regarding the individuals who currently serve as executive officers of RenX.

Name	Age	Position
David Villarreal	73	President and Chief Executive Officer
Nicolai Brune	27	Chief Financial Officer

Set forth below is biographical information about our executive officers identified above.

David Villarreal has served as the President and Chief Executive Officer of SG DevCo since February 3, 2023. Mr. Villarreal was appointed as a director of RenX effective April 11, 2023 and has served as a director of SG Holdings from May 28, 2021 until October 22, 2024. Mr. Villarreal’s career spans over 40 years in various management, business and leadership capacities, beginning in 1977 when he served as Deputy Mayor and Senior Deputy Economic Development Advisor, under Mayor Tom Bradley in the City of Los Angeles. From August 2014 until March 2023, Mr. Villarreal served as the Chief Administrative Officer of affinity Partnerships, LLC, a Costco national mortgage services platform provider, with annual closed loan production of $8+ billion through a network of ten national mortgage lenders. From March 2011 to August 2014, he served as the President -Corporate Business Development, of Prime Source Mortgage, Inc. From September 2008 to September 2012, he served as a Consultant to the International Brotherhood of Teamsters.

Nicolai Brune has served as the Chief Financial Officer of RenX since February 14, 2023. From March 2022 to February 2023, Mr. Brune served as Director of Acquisition for SG Holdings responsible for financial evaluation and modeling of all potential acquisitions, investments and divestitures. Prior to joining SG Holdings, Mr. Brune served as a Treasury Analyst at GL Homes, a large private real estate developer/home builder in the state of Florida, from June 2020 to March 2022. At GL Homes, Mr. Brune was tasked with reviewing financial transactions, examining cash flows and maintaining and preparing monthly performance reports. From June 2017 until June 2020, Mr. Brune worked at Generation Nine, a company that he founded in the clothing industry.

Directors

Subject to the rights of holders of any series of our preferred stock with respect to the election of directors, our amended and restated certificate of incorporation provides for our Board of Directors to be divided into three classes. The directors designated as Class I directors have terms expiring at the 2027 annual meeting of stockholders, and each director nominee elected to succeed any such Class I director as a Class I director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The directors designated as Class II directors have terms expiring at the 2028 annual meeting of stockholders, and each director nominee elected to succeed any such Class II director as a Class II director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The directors designated as Class III directors have terms expiring at the 2026 annual meeting of stockholders, and each director nominee elected to succeed any such Class III director as a Class III director will hold office for a three-year term and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal.

The following table sets forth information as of March 31, 2026 regarding the individuals who currently serve on RenX’s Board of Directors and who will continue to serve on our Board of Directors until their respective successors are duly elected and qualified, together with the class designation of each such director.

Name	Age	Class
James D. Burnham	60	Class III
Bjarne Borg	58	Class I
Peter G. DeMaria	63	Class III
John Scott Magrane, Jr.	79	Class II
Christopher Melton	54	Class I
Anthony M. Cialone	56	Class II
Jeffrey Tweedy	63	Class I
David Villarreal	74	Class II

Set forth below is biographical information about our directors identified above, as well as a description of the specific skills and qualifications such directors provide to our Board of Directors.

James D. Burnham was appointed as a director of RenX effective June 17, 2025. Mr. Burnham has served as the President of JDB Consulting Services, Inc. since October 2003. He has over 30 years of experience in mergers and acquisitions and project development, having commenced his career at Browning-Ferris Industries, Inc. At JDB Consulting Services, Mr. Burnham has principally served as a consultant to various clients interested in acquisition and project development related services (primarily within the solid waste and related industries). Services include business valuation, business brokerage, business planning and modeling, environmental and financial due diligence, loan request packages, operational analysis, transportation analysis, market research, negotiation of legal agreements, project development management on solid waste projects seeking permits, expert witness landfill and transfer station permit valuation and predatory pricing analysis. In addition, since December 2014 Mr. Burnham has served as the CEO and Managing Member of Encell Composites of which he was a co-founder. Encell developed and was granted U.S. and other patents on an alternative railroad crosstie produced from recycled material - principally crumb rubber from scrap tires. Mr. Burnham earned a Bachelor of Science in Civil and Environmental Engineering from the University of Wisconsin.

We believe that Mr. Burnham is qualified to serve on our Board of Directors because he brings extensive experience in mergers and acquisitions, project development, and environmental services. Mr. Burnham’s pertinent experience, qualifications, attributes and skills include expertise in business development, risk management, and operational oversight.

Bjarne Borg was appointed as a director of RenX effective June 17, 2025. Mr. Borg serves as the Executive Chairman of Index Investment Group, which he co-founded in 1998. Index Investment Group, through a collection of related companies, develops business projects in real estate and renewable energy and provides private equity to invest in complementary businesses. With over 35 years of experience in managing start-ups and multinational corporations, Mr. Borg focuses on real estate, renewable energy, and disruptive equity investments. Mr. Borg’s expertise extends to public markets, having listed bonds on NASDAQ, and serving on advisory boards for banking institutions. He has served on the South Florida advisory boards for SunTrust Bank and Truist Bank (NYSE: TFC), and is currently serving as a director of JFB Construction Holdings (NASDAQ: JFB) and on the advisory/ambassador boards for ConnectOne Bancorp, Inc. (NASDAQ: CNOB) and Seacoast Banking Corporation of Florida (NASDAQ: SBCF). Mr. Borg began his career in IT consulting before transitioning to accounting and eventually focused on investments and developments across Sweden, the USA, and Canada.

We believe that Mr. Borg is qualified to serve on our Board of Directors because he brings extensive knowledge of investment management, renewable energy, and finance. Mr. Borg’s pertinent experience, qualifications, attributes and skills include his expertise in capital markets, management, and finance.

Peter G. DeMaria, CFA was appointed as a director of RenX effective April 11, 2023. Mr. DeMaria is a senior banking and finance professional with over thirty-eight years of experience with middle market, mid-corporate, financial sponsor and real estate clients in both domestic and international markets. From December 2018 through May 2022, Mr. DeMaria served as a Senior Managing Director/Group Manager for the middle-market and corporate banking group at PNC Bank where he and his team advised middle market and large corporate clients in the New Jersey and New York City regions. Prior to PNC Bank, Mr. DeMaria served as Managing Director at JPMorgan (December 1984 through November 2018) where he spent nearly 34 years specializing in cash flow and asset-based lending, capital markets and investment banking products. Mr. DeMaria received his BS in Finance and Accounting from Lehigh University (1984). He received a Masters in Business Administration from the Stern School of Business at New York University (1991) and an Executive Management Certificate at the Fuqua School of Business at Duke University (1998).

We selected Mr. DeMaria to serve on our Board of Directors because he brings extensive knowledge of the banking and finance industry. Mr. DeMaria’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his banking and finance activities.

John Scott Magrane, Jr. was appointed as a director of RenX effective April 11, 2023. Mr. Magrane is an investment banking professional with over thirty-five years of experience advising power-related enterprises, including utilities, independent power companies, rural electric cooperatives, governments and energy technology companies. Mr. Magrane currently serves as Vice Chairman at Coady Diemar Partners, LLC, a registered broker dealer and boutique investment bank which he founded that provides M&A, strategic and financial advisory, and private capital market services, and from March 2018 to July 2020, served as Chairman and CEO of the firm. From July 2021 until August 2023, Mr. Magrane served on the board of directors of Hydromer (HYDI Pink), global business-to-business (B2B) surface modification and coating solutions provider offering polymer research & development, and manufacturing services capabilities for a wide variety of applications. Prior to Coady Diemar Partners, LLC, from July 1987 to December 2001 Mr. Magrane was employed by Goldman Sachs & Co. where his responsibilities encompassed all manner of corporate finance and strategic advisory activities. While at Goldman, he started the firm’s Energy Technology effort. Mr. Magrane began his career and spent 10 years with Blyth, Eastman Dillon & Co. and Paine Webber where he specialized in energy and power project finance. Mr. Magrane earned his undergraduate degree in economics from The College of Wooster in 1970 and his MBA from The Wharton School of the University of Pennsylvania in 1973.

We selected Mr. Magrane to serve on our Board of Directors because he brings extensive knowledge of the investment banking and finance industry. Mr. Magrane’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his investment banking and finance activities.

Christopher Melton was appointed as a director of RenX effective April 11, 2023 and has served as a director of SG Holdings since November 4, 2011. Mr. Melton is a licensed real estate salesperson in the States of South Carolina and Georgia and until June 2019 was a principal of Callegro Investments, LLC, a specialist land investor investing in the southeastern U.S., which he founded 2012. Since June 2019 he has served as a specialist Land Advisor with SVN International Corp. Mr. Melton also serves on several public and private boards, including JFB Construction Holdings since March 2025, Safety Shot Holdings, Inc. (formerly Jupiter Wellness, Inc.) since August 2019 and SRM Entertainment, Inc. since June 2023. From February 2018 until June 2019, he served as chief investment officer and analyst at TNT Capital Advisors, a capital advisory firm based in Florida. He also served as a sales agent as MSK Commercial Services, a commercial real estate company, from February 2018 to June 2019. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014. Mr. Melton earned a certificate in cybersecurity for managers from M.I.T. in 2021 and certificate in AI strategy from Cornell in 2023.

We selected Mr. Melton to serve on our Board of Directors because he brings extensive knowledge of the finance and the real estate industry. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his real estate investment and development activities.

Anthony M. Cialone was appointed as a director of RenX effective June 17, 2025. Mr. Cialone currently serves as President and Chief Operating Officer of Resource Group, a position he has held since January 2019. He brings over 30 years of executive leadership experience, with a strong track record in corporate operations, risk management, and strategic planning. At Resource Group, he has led key initiatives in biomass-to-industrial energy conversion and composting, developed investor-focused funding strategies and financial models, optimized transportation logistics and closed-loop supply chains, and advanced the company’s growth through targeted acquisitions. Since May 2020, Mr. Cialone has also served as President and Chief Executive Officer of Microtec Development & Holdings LLC, where he directs financial planning, capital structuring, and the commercialization of Microtec’s proprietary waste-to-value technologies. In addition, since March 2022, Mr. Cialone has served as President and Chief Operating Officer of AggrePlex, LLC, where he leads corporate strategy, operations, and market development for the company’s production of environmentally sustainable pozzolans used as supplementary cementitious materials. Mr. Cialone holds a Bachelor of Science in Economics and Finance and a Master of Business Administration in Corporate Finance, both from Fordham University. In addition, he has completed advanced coursework and executive education programs at Harvard Business School Online, MIT Professional Education, New York University, and the Stanford Graduate School of Business, earning certificates in Business Strategy, Entrepreneurship & Innovation, Finance & Accounting, Leadership & Management, Life Cycle Assessment, Sustainable Infrastructure Systems, and Chief Sustainability Officer Training, among others. He also holds multiple professional certifications (inactive), including Certified Internal Auditor (CIA), Certified Management Accountant (CMA), Certified Financial Manager (CFM), Certified Treasury Professional (CTP), Accredited Valuation Analyst (AVA), and is Certified in Mergers & Acquisitions (CM&AA). Mr. Cialone previously held securities licenses, including Series 6, 27, and 63.

We believe Mr. Cialone is qualified to serve on our Board of Directors because he brings extensive knowledge of organics processing, environmental services operations, and working with state and local government officials to develop and implement environmentally responsible operations in the organics processing and logistics sector. Mr. Cialone’s pertinent experience, qualifications, attributes and skills include expertise in operations management, environmental compliance, and public-private partnerships.

Jeffrey Tweedy was appointed as a director of RenX effective April 11, 2023. Mr. Tweedy is an accomplished, multi-faceted leader with approximately thirty years of executive experience in the fashion and retail industries. Since March 2021 Mr. Tweedy has served as a Brand Advisor to Sean Jean Clothing, an award-winning clothing and lifestyle brand founded by Sean Combs. From November 2007 to March 2021, Mr. Tweedy served as President and CEO of Sean John, having previously served as Executive Vice President from February 1998 to March 2005, building the brand into a market leader, maximizing sales, including across international markets, and conceptualizing and launching a ground-breaking, profitable and highly visible menswear company distinguished by its sophisticated young men’s image. Mr. Tweedy has served on the Advisory Board of the Fashion Institute of Technology since January 2020.

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

Committees of the Board of Directors

There are currently three standing committees of the Board of Directors – an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors has adopted written charters for each committee, which are available on our website at www.renxent.com.

The tables below set forth the responsibilities of each of the standing Board committees. The Audit Committee is comprised of Peter DeMaria, John Scott Magrane, Jr. and Christopher Melton, with Christopher Melton serving as the Chairman. The Compensation Committee is comprised of Peter DeMaria, John Scott Magrane, Jr. and Jeffrey Tweedy, with John Scott Magrane, Jr. serving as the Chairman. The Nominating and Governance Committee is comprised of Peter DeMaria, Christopher Melton, and Jeffrey Tweedy, with Jeffrey Tweedy serving as the Chairman. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised solely of directors who have been determined by the Board of Directors to be independent in accordance with SEC regulations and Nasdaq listing standards (including the heightened independence standards for members of the Audit Committee and the Compensation Committee).

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

To the Company’s knowledge, based solely on a review of the copies of such reports filed on the SEC’s EDGAR system, during the fiscal year ended December 31, 2025, as well as during prior periods which were unreported, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with other than as follows: a Form 3 was filed late on July 11, 2025 and a Form 4 covering one transaction was filed late on each of October 2, 2025 and October 21, 2025 for James Burnham; a Form 3 was filed late on July 11, 2025 and a Form 4 covering one transaction was filed late on each of October 2, 2025 and October 21, 2025 for Anthony Cialone; a Form 4 covering one transaction was filed late on each of October 2, 2025, October 21, 2025 and December 29, 2025 for Erik Siwert Borg; a Form 4 covering one transaction was filed late on December 29, 2025 for Scott Magrane; a Form 4 covering one transaction was filed late on December 29, 2025 for Jeffrey Tweedy; a Form 4 covering one transaction was filed late on December 29, 2025 for Christopher Melton; and a Form 4 covering one transaction was filed late on December 29, 2025 for Peter DeMaria.

Corporate Code of Business Conduct and Ethics

The Board of Directors has adopted a Corporate Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers, and employees. The Corporate Code of Business Conduct and Ethics covers areas such as conflicts of interest, insider trading and compliance with laws and regulations. The Code of Business Conduct and Ethics is available on our website at www.renxent.com. We intend to post any amendments to or waivers from our Code of Business Conduct and Ethics at this location on our website.

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

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal year ended December 31, 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David Villarreal,	2025	$450,000	$76,114	$-	$-	$526,114
President and Chief Executive Officer(3)	2024	$450,000	$28,125	$240,720	$1,000	$719,845

Nicolai Brune,	2025	$302,000	$31,822	$-	$-	$333,822
Chief Financial Officer(3)	2024	$302,000	$56,580	$113,280	$12,750	$484,610

(1)	For 2024, the amounts reported are based on the closing price of the Company’s common stock at the time of grant. There can be no assurance that the assumed grant date fair value will ever be realized by any named executive officer. For further information on assumptions made in the valuation of stock awards, see “Note 2—Summary of Significant Accounting Policies” of the notes to our financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report.
(2)	For 2024, all other compensation consisted of cell phone reimbursements.
(3)	Mr. Villarreal was appointed President and Chief Executive Officer on February 3, 2023. Mr. Brune was appointed Chief Financial Officer on February 14, 2023.

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

Cash Bonuses

David Villarreal

On September 15, 2023, the Compensation Committee approved the payment of a $42,900 cash bonus to Mr. Villarreal for his service to the Company in connection with the Separation and Distribution. In addition, on February 2, 2024, the Compensation Committee awarded Mr. Villarreal a cash bonus equal to three weeks of his annual salary, or $28,125, for his contribution to the Company during 2023, to be paid out at management’s discretion. This bonus was paid in two installments: the first on December 10, 2023, and the second on June 4, 2024.

Nicolai Brune

In June 2023, the Company paid Mr. Brune a discretionary cash bonus of $15,000. On September 15, 2023, the Compensation Committee approved the payment of a $22,000 cash bonus to Mr. Brune for his service to the Company in connection with the Separation and Distribution. In addition, on February 2, 2024, the Compensation Committee awarded Mr. Brune a cash bonus equal to three weeks of his annual salary, or $18,875, for his contribution to the Company during 2023, to be paid out at management’s discretion. This bonus was paid in two installments: the first on December 10, 2023, and the second on June 4, 2024

Equity Awards

David Villarreal

On October 1, 2024, we granted RSUs under the 2023 Plan to David Villarreal representing 42,500 shares of our Common Stock, vesting twenty-five percent (25%) upon issuance, with the balance vesting in equal installments on each of December 31, 2024, March 30, 2025 and June 30, 2025.

Nicolai Brune

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2025:

Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
David Villarreal	-	$-
Nicolai Brune	-	$-

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

During the year ended December 31, 2025, we did not grant stock options (or similar awards) to our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Director Compensation

Non-Employee Director Compensation 2025 Program

Our non-employee director compensation program is designed to provide competitive compensation necessary to attract and retain high quality outside directors and to encourage ownership of Company stock to further align their interests with those of our stockholders. For 2025, each director was given the option to select one of the following three compensation options quarterly (with payments to be made on or about April 1, 2025, July 1, 2025, October 1, 2025 and January 1, 2026):

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

Director Compensation Table for Fiscal 2024

The following table sets forth information regarding all forms of compensation that were both earned by and/or paid to each of our non-employee directors during the year ended December 31, 2025. Mr. Villarreal, our President and Chief Executive Officer, receives no compensation for his service as a director and is not included in the table below. The compensation arrangements for Mr. Villarreal are disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards(2)	Total
Bjorne Borg(3)	$40,000		$-	$40,000
James D. Burnham(3)	$75,000	(5)	$-	$75,000
Anthony M. Cialone(3)	$75,000	(5)	$-	$75,000
John Scott Magrane, Jr.	$80,000		$64,535	$144,535
Jeffrey Tweedy	$40,000		$56,090	$96,090
Peter DeMaria	$80,000		$64,535	$144,535
Paul Galvin (4)	$80,000		$56,090	$136,090
Alyssa Richardson(4)	$40,000		$56,090	$96,090
Yaniv Blumenfeld(4)	$80,000		$39,200	$119,200
Christopher Melton	$80,000		$64,535	$144,535

(1)	The amounts reported in this column represent the prorated portions paid or accrued in 2024 of: the annual cash retainer of $80,000 for serving on our board of directors, and cash retainers of $5,000 for serving as chair of our Audit Committee (in the case of Mr. Melton), $5,000 for serving as chair of our Compensation Committee (in the case of Mr. Magrane), $5,000 for serving as chair of our Nominating and Corporate Governance Committee (in the case of Mr. Tweedy) and $5,000 for serving as our Lead Director (in the case of Mr. Melton).
(2)	The amounts reported are based on the closing price of the Company’s common stock on the date of grant. These amounts do not reflect actual payments made to our directors. There can be no assurance that the assumed grant date fair value will ever be realized by any director.
(3)	Messrs. Borg, Burnham and Cialone were appointed as directors on June 17, 2025.
(4)	Mr. Galvin and Mrs. Richardson resigned from their positions as a director of the Company on June 17, 2025, and Mr. Blumenfeld resigned from his position as a director of the Company on June 23, 2025.
(5)	Represents payments made to Messrs. Burnham and Cialone pursuant to consulting agreements between the Company and Messrs. Burnham and Mr. Cialone; neither of Messrs. Burnham and Mr. Cialone received compensation for board services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2026 by: (i) each current director, (ii) each named executive officer, (iii) each person who we know to be the beneficial owner of more than 5% of our Common Stock, and (iv) all current directors and executive officers as a group. As of March 31, 2026, 2,507,537 shares of our Common Stock were outstanding. The persons named in the table have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o RenX Enterprises Corp., 1111 Brickell Ave., Floor 11, Suite 109, Miami, Florida 33131.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned(1)
David Villarreal	3,223	*
Nicolai Brune	1,382	*
Bjorne Borg (2)	60,600	2.4%
James D. Burnham(2)	117,906	4.7%
Anthony M. Cialone(2)	132,162	5.2%
John Scott Magrane	4,206	*
Jeffrey Tweedy	4,181	*
Peter DeMaria	4,206	*
Christopher Melton	4,281	*

All current executive officers and directors as a group (9 persons)	316,147	12.6%

*	Represents beneficial ownership of less than one percent.
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Shares of common stock currently issuable or issuable within 60 days of March 31, 2026 upon the vesting of restricted stock units are deemed to be outstanding in computing the beneficial ownership and percentage of beneficial ownership of the person holding such securities, but they are not deemed to be outstanding in computing the percentage of beneficial ownership of any other person. Beneficial ownership does not include restricted stock units which have not vested as of, and will not vest within 60 days of March 31, 2026. Beneficial ownership may be disclaimed as to certain of the securities.
(2)	Messrs. Borg, Burnham and Cialone were appointed as directors on June 17, 2025.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2025:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a)	Weighted- Average Exercise Price of Outstanding Options (b)		Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c)(1)
Equity compensation plans approved by security holders	-	$	N/A	2,168,750
Equity compensation plans not approved by security holders	-		-	-
Total	-	$	N/A	2,168,750

(1)	The maximum number of shares of Common Stock that may be issued under the 2023 Plan automatically increases on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, by a number of shares of Common Stock equal to 4.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year; provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. On January 1, 2026, 42,603 shares of Common Stock were added to the 2023 Plan pursuant to the provisions described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Procedures for Approval of Related Person Transactions

The Company has a written related person transaction policy regarding the review and approval or ratification of related person transactions.

The related person transaction policy applies to any transaction in which RenX is a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years and a related party has or will have a direct or indirect material interest. A related party means any director or executive officer, any nominee for director, any stockholder known to RenX to be the beneficial owner of more than 5% of any class of the Company’s voting securities, any immediate family member of any such persons, any entity in which any of such persons is employed or occupies a similar position, and any entity in which any of such persons has a direct or indirect ownership interest in such entity that, when aggregated with the ownership interests of all the persons identified above, amounts to a 10% or greater ownership interest.

It is the responsibility of the Audit Committee to review related party transactions and approve, ratify, revise or reject such transactions. It is our policy to enter into or ratify related party transactions only when it is determined that the related party transaction in question is in, or is not inconsistent with, the best interests of RenX and its stockholders. In determining whether to approve or ratify a related party transaction, the Audit Committee is able to consider, among other factors it deems appropriate, whether the proposed transaction would occur in the ordinary course of business; the purpose and benefits of the proposed transaction to RenX; the terms and conditions of the proposed transaction; and the terms and conditions available to unrelated third parties in arms-length negotiations in respect of similar transactions. No director will be able to participate in the deliberations or vote regarding a transaction in which he or she, or a member of his or her immediate family, has a direct or indirect interest.

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

Each of SG Holdings and RenX agreed to indemnify each other against any taxes allocated to such party under the tax matters agreement and related out-of-pocket costs and expenses.

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

Employment and Consulting Relationships

Derek Villarreal, son of David Villarreal, our Chief Executive Officer, is employed by the Company as a Senior Project Manager and received a salary of $140,000 and 100,000 restricted stock units during the year ended December 31, 2024 and a salary of $140,000 during the year ended December 31, 2025. In addition, Marc Brune, father of Nicolai Brune, our Chief Financial Officer, provides consulting services to the Company and received $10,000 a month and 100,000 restricted stock units during the year ended December 31, 2024 and $250,000 during the year ended December 31, 2025. Tristan Burnham, son of James Burnham, is employed by Resource Group as Vice President of Operations and received a salary of $200,000 during the year ended December 31, 2025. On March 23, 2026, Resource Group entered into an employment agreement with Tristan Burnham to employ him on an “at-will” basis as its Vice President of Operations. The employment agreement provides for the payment of a $200,000 a year base salary and a target bonus equal to 30% of his base salary. The Audit Committee has approved all of these transactions in accordance with the related person transaction policy.

The Company forgave $821,624 of related party debt during the year ended December 31, 2025 which has been recorded as an increase to additional paid in capital.

On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with Safe & Green Holdings Corp. (“SG Holdings”) pursuant to which the Company forgave and released SG Holdings from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,323 and in respect of $815,522 of inter-company advances from the Company to SG Holdings (which amounts had been previously written off of on the Company’s balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of intercompany debt owed to SG Holdings by the Company and for SG Holdings transferring 276,425 shares (the “Treasury Shares”) of the Company’s Common Stock owned by SG Holdings to the Company. The Company initially is holding the Treasury Shares in its treasury. As a result of this agreement, SG Holdings is no longer be a stockholder of the Company. The total amount forgiven amounted to $391,524 and has been recorded in additional paid in capital.

As of December 31, 2025, the Company had $2,184,833 due to related parties. These amounts resulted from advances from affiliates of the Company and are non-interest bearing and due on demand.

As disclosed in Note 8 to the financial statements included elsewhere in this Annual Report, the Company has notes payable from related parties in the amount of $5,562,266 as of December 31 2025. Included in such amount, the Company issued to the members of Resource Group an unsecured 6% promissory notes in the principal amount of $480,000 due on the first anniversary of the closing and an 11.5% note in the principal amount of $1,255,000 to James Burnham, which note is due upon the earlier of April 30, 2026, immediately upon a change of control, or after the occurrence of an event of default.

The Company forgave an additional $430,100 of related party debt during the year ended December 31, 2025 which has been recorded as an increase to additional paid in capital.

On June 2, 2025, Resource Group entered into an amended and restated consulting agreement (the “Cialone Consulting Agreement”) with AMC Environmental Consulting LLC, a company controlled by Mr. Cialone (“AMC”), and Mr. Cialone. Pursuant to the Cialone Consulting Agreement, AMC will receive a consulting fee of $25,000 a month and a $1,250 monthly car reimbursement, will be eligible to receive bonuses or incentive equity awards from Resource Group US, at its sole discretion, and will be responsible for developing and implementing Resource Group US’s strategic plan, leading and managing the organization, and managing stakeholder relationships. The term of Cialone Consulting Agreement continues from and after its June 2, 2025 effective date until terminated by either party for cause or without cause, or by reason of Mr. Cialone’s death or disability. If the Cialone Consulting Agreement is terminated by the Company without cause or by AMC for cause the Company will pay AMC a termination fee equal to $600,000, payable in monthly installments of $25,000 after AMC has executed and delivered a general release of claims to the Company, and if Mr. Cialone timely elects COBRA continuation of coverage under the Company’s group medical, dental and vision plans, the Company will reimburse Mr. Cialone for the cost of COBRA insurance premiums for 24 months, less all applicable taxes and deductions. Pursuant to the Cialone Consulting Agreement, AMC is subject to a 24-month post-termination non-compete and non-solicit of employees and clients. AMC is also bound by confidentiality provisions.

On June 2, 2025, Resource Group also entered into an amended and restated consulting agreement (the “Burnham Consulting Agreement”) with JDB Consulting Services, Inc., a company controlled by Mr. Burnham (“JDB”), and Mr. Burnham. Pursuant to the Burnham Consulting Agreement, JDB will receive a consulting fee of $25,000 a month and a $1,250 monthly car reimbursement, will be eligible to receive bonuses or incentive equity awards from Resource Group, at its sole discretion, and will be responsible for overseeing financial matters, including planning and analysis, collaborating with team members to develop and execute overall business strategy, driving revenue growth and identifying new business opportunities. The term of Burnham Consulting Agreement continues from and after its June 2, 2025 effective date until terminated by either party for cause or without cause, or by reason of Mr. Burnham’s death or disability. If the Burnham Consulting Agreement is terminated by the Company without cause or by JDB for cause the Company will pay JDB a termination fee equal to $600,000, plus $72,000 for health insurance reimbursement, payable in monthly installments of $28,000 after JDB has executed and delivered a general release of claims to the Company. Pursuant to the Burnham Consulting Agreement, JDB is subject to a 24-month post-termination non-compete and non-solicit of employees and clients. JDB is also bound by confidentiality provisions.

In addition, Resource Group sublicenses certain technology necessary for the use and implementation of the Microtec UTM 1200 Turbo Mill under an amended and restated sublicense agreement, dated April 1, 2023 (the “Sublicense Agreement”), with Microtec Development & Holdings LLC, a Delaware limited liability company, in which Messrs. Cialone and Burnham own a minority interest. The Sublicense Agreement provides for the payment of a royalty of 4% on annual net sales of sublicensed product less than $5,000,000, 6% on annual net sales of sublicensed product greater than $5,000,000 but less than $10,000,000, and 8% on annual net sales of sublicensed product greater than $10,000,000.

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

Independent Registered Public Accounting Firm Fees

Aggregate fees for professional services rendered by our independent registered public accounting firms to us as of and for the fiscal years ended December 31, 2025 and December 31, 2024 are set forth in the tables below:

Services Rendered(a)	2025	2024
Audit fees	$177,600	$96,966
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Totals	$177,600	$96,966

(a)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

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

(a)(1) INDEX TO 2025 CONSOLIDATED FINANCIAL STATEMENTS:

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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit List

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).
2.2	Asset Purchase Agreement, dated May 7, 2024, by and between the Company and Dr. Axely Congress (incorporated herein by reference to Exhibit 2.1 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024 (File No. 001-41581)).
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2024 (File No. 001-41581))
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2024 (File No. 001-41581))
3.5	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025 (File No. 001-41581))
3.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025 (File No. 001-41581))
3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025 (File No. 001-41581))
3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025 (File No. 001-41581))
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 22, 2025 (File No. 001-41581))
3.10	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 22, 2025 (File No. 001-41581))
3.11	Certificate of Amendment to Amended and Restate Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 30th, 2026 (File No. 001-41581).

4.1	Debenture, dated November 30, 2023, in the principal amount of $700,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).
4.2	Warrant, dated November 30, 2023 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).
4.3	Debenture, dated February 15, 2024 in the principal amount of $250,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).
4.4	Warrant, dated February 15, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).
4.5	Debenture, dated March 21, 2024 in the principal amount of $250,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 25, 2024 (File No. 001-41581)).
4.6	Warrant, dated March 21, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 25, 2024 (File No. 001-41581)).
4.7	Debenture, dated April 29, 2024, in the principal amount of $350,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).
4.8	Warrant, dated April 29, 2024 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).
4.9	Debenture, dated May 23, 2024, in the principal amount of $350,000 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).
4.10	Warrant, dated May 23, 2024 in the principal amount of $350,000 (incorporated by reference Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581))
4.11	Form of Debenture dated August 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
4.12	Form of Warrant, dated August 12, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
4.13	Form of Warrant to Arena Business Solutions Global SPC II Ltd (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed by the Registrant with the Securities and Exchange Commission on August 30, 2024, File No. 333-281889)
4.14	Global Amendment to 10% Original Issue Discount Secured Convertible Debentures (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on September 20, 2024, File No. 333-281889)
4.15	Form of Debenture dated October 25, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)
4.16	Form of Warrant dated October 25, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)
4.17	Global Amendment No. 2 to 10% Original Issue Discount Secured Convertible Debentures dated October 31, 2024 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)
4.18	Form of Debenture, dated April 4, 2025 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025 (File No. 001-41581))
4.19	Form of Warrant, dated April 4, 2025 (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025 (File No. 001-41581))
4.20	Global Amendment, dated April 4, 2025 (incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025 (File No. 001-41581))
4.21	Debenture, dated June 26, 2025, in the principal amount of $172,500 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025 (File No. 001-41581))
4.22	Form of Pre-Funded Warrant to be issued to Arena Business Solutions Global SPC II, LTD (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025 (File No. 001-41581))
4.23	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025 (File No. 001-41581))
4.24	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025 (File No. 001-41581))

4.25	Arena Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025 (File No. 001-41581))
4.26	Form of Warrant, dated October 17, 2025 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025 (File No. 001-41581))
4.27	Form of Senior Convertible Note, dated February 12, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))
4.28	Form of Warrant, dated February 17, 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))
4.29	Form of Warrant, dated February 17, 2026 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))
4.30*	Description of Securities
10.1	Shared Services Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).
10.2	Tax Matters Agreement by and between Safe & Green Holdings Corp. and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-41581)).
10.3	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.3 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).
10.4	Fabrication Agreement by and between SG Echo, LLC and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on December 23, 2022 (File No. 001-41581)).
10.5+	Form of 2023 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.6	Renewal & Extension of Real Estate Note and Lien between the Registrant and Weinritter Realty, LP (incorporated herein by reference to Exhibit 10.6 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).
10.7	Second Lien Deed of Trust between the Registrant and Weinritter Realty, LP (incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).
10.8	Promissory Note between the Registrant and Palermo Lender LLC (incorporated herein by reference to Exhibit 10.8 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).
10.9	Promissory Note between the Registrant and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.9 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).
10.10	Operating Agreement of JDI Cumberland Inlet, LLC (incorporated herein by reference to Exhibit 10.10 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).
10.11	Amended and Restated Operating Agreement of Norman Berry II Owners, LLC (incorporated herein by reference to Exhibit 10.11 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).
10.12+	Employment Agreement, dated February 3, 2023, with David Villarreal (incorporated herein by reference to Exhibit 10.12 to the Amendment No. 1 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-41581)).

10.13+	Employment Agreement, dated February 14, 2023, with Nicolai Brune (incorporated herein by reference to Exhibit 10.13 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.14	Loan Agreement, dated March 30, 2023, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.14 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.15	Promissory Note, issued by LV Peninsula Holding LLC, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.15 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.16	Deed of Trust and Security Agreement, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.16 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.17	Assignment of Contract Rights, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.17 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.18	Mortgage, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.18 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.19	Guaranty, dated March 30, 2023 (incorporated herein by reference to Exhibit 10.19 to the Amendment No. 2 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on May 1, 2023 (File No. 001-41581)).
10.20	Loan Agreement, dated as of June 16, 2023, between Registrant and BCV S&G DevCorp (incorporated herein by reference to Exhibit 10.20 to the Amendment No. 4 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on June 30, 2023 (File No. 001-41581)).
10.21	Escrow Agreement, dated as of June 21, 2023, among Registrant, Bridgeline Capital Partners S.A, acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated herein by reference to Exhibit 10.21 to the Amendment No. 4 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on June 30, 2023 (File No. 001-41581)).
10.22	Note Cancellation Agreement, effective as of July 1, 2023, by and between Safe & Green Holdings Corp. and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.22 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).
10.23	Promissory Note, in the principal amount of $908,322.95, in favor of Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.23 to the Amendment No. 6 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 18, 2023 (File No. 001-41581)).
10.24	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.24 to the Amendment No. 7 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-41581)).
10.25+	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.25 to the Amendment No. 7 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-41581)).
10.26	Amendment No. 2 to Loan Agreement, dated as of August 25, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.26 to the Amendment No. 8 to Form 10 Registration Statement as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-41581)).
10.27	Consulting Agreement between the Company and William Rogers entered into as of October 20, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-41581)).

10.28	Securities Purchase Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).
10.29	Registration Rights Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).
10.30	Equity Purchase Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).
10.31	Registration Rights Agreement, dated November 30, 2023 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-41581)).
10.32	Contribution Agreement between LV Peninsula Holding LLC and Preserve Acquisitions, LLC entered into as of November 28, 2023 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 4, 2023 (File No. 001-41581)).
10.33	Master Purchase Agreement, dated December 17, 2023, by and between SG Echo LLC and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2023 (File No. 001-41581))
10.34	Agreement of Sale between Safe and Green Development Corporation and Pigmental, LLC, dated January 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).
10.35+	Amendment to Employment Agreement by and between the Company and David Villarreal dated February 2, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).
10.36+	Amendment to Employment Agreement by and between the Company and Nicolai Brune dated February 2, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2024 (File No. 001-41581)).
10.37	Membership Interests Purchase Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, the members of Majestic World Holdings LLC listed therein, Majestic World Holdings LLC and Sellers Representative (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).
10.38	Side Letter Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, Majestic World Holdings LLC and Sellers Representative (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).
10.39^	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 13, 2024 (File No. 001-41581)).
10.40	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).
10.41	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2024 (File No. 001-41581)).
10.42	Credit Agreement Dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 11, 2024 (File No. 001-41581)).
10.43	Employment Agreement by and between Derek Villarreal and the Company (incorporated herein by reference to Exhibit 10.42 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).
10.44	Consulting Agreement by and between Marc Brune and the Company (incorporated herein by reference to Exhibit 10.43 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).
10.45	Extension Agreement, effective April 1, 2024, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581)).
10.46	Loan Agreement, dated April 3, 2024, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))
10.47	Promissory Note, issued by LV Peninsula Holding LLC, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))
10.48	Deed of Trust and Security Agreement, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))

10.49	Modification to Real Estate Mortgage, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))
10.50	Guaranty, dated April 3, 2024 (incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 9, 2024 (File No. 001-41581))
10.51	Amendment to Real Estate Sales Contract, dated as of April 29, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 1, 2024 (File No. 001-41581))
10.52	Commercial Contract between Safe and Green Development Corporation and Lithe Development Inc. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 1, 2024 (File No. 001-41581))
10.53	Securities Purchase Agreement, dated April 29, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).
10.54	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2024 (File No. 001-41581)).
10.55	Amendment to Real Estate Sales Contract, dated as of May 17, 2024 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2024 (File No. 001-41581)).
10.56	Amendment No. 1 to Securities Purchase Agreement, dated May 22, 2024 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).
10.57	Amendment No. 1 to Registration Rights Agreement, dated May 22, 2024 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2024 (File No. 001-41581)).
10.58	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of July 18, 2024 (incorporated by reference to Exhibit 10.14 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
10.59	Joint Venture Agreement dated July 23, 2024 between Safe and Green Development Corporation and Milk & Honey LLC (Sugar Phase I LLC) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 29, 2024, File No. 001-41581)
10.60	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of July 25, 2024 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
10.61	Commercial Contract Amendment between Safe and Green Development Corporation and Lithe Development Inc. effective as of August 8th, 2024 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
10.62^	Securities Purchase Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
10.63	Registration Rights Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
10.64	Security Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
10.65	Guaranty, dated August 12, 2024 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)
10.66	Purchase Agreement, dated August 12, 2024 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 14, 2024, File No. 001-41581)

10.67	Amendment to Purchase Agreement, dated August 30, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2024, File No. 001-41581)
10.68^	Joint Venture Agreement, dated September 2, 2024, (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2024, File No. 001-41581)
10.69^	Joint Venture Agreement dated October 2, 2024 between Safe and Green Development Corporation and Properties by Milk & Honey LLC (Hacienda Oliva Phase II LLC) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 7, 2024, File No. 001-41581)
10.70	Modification Agreement, effective October 2, 2024 between SGB Development Corp. and Palermo Lender LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 18, 2024, File No. 001-41581)
10.71	Credit Extension Agreement, effective as of October 21, 2024, between Safe and Green Development Corporation and Bryan Leighton Revocable Trust dated 13 December 2023 (incorporated by reference to Exhibit 10.14 of the Current Report on Form 10-Q filed with the Securities and Exchange Commissions on November 14, 2024 (File No. 001-41581))
10.72	Registration Rights Agreement dated October 25, 2024, (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 31, 2024, File No. 001-41581)
10.73^	Amendment to the Membership Interest Purchase Agreement, dated November 4, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 5, 2024, File No. 001-41581)
10.74	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Properties by Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Sugar Phase I LLC dated July 23, 2024) (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2024, File No. 001-41581)
10.75	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Pulga Internacional LLC dated September 2, 2024) (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2024, File No. 001-41581)
10.76	Amendment to Joint Venture Agreement between Safe and Green Development Corporation and Milk & Honey LLC effective as of November 8, 2024 (amending JV Agreement with Hacienda Olivia Phase II dated September 24, 2024) (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2024, File No. 001-41581)
10.77	Amendment to Purchase Agreement, dated November 15, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 15, 2024, File No. 001-41581)
10.78	Promissory Note issued by Pigmental, LLC, dated November 15, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 21, 2024, File No. 001-41581)
10.79	Amendment to Real Estate Sales Contract with Pigmental Studios dated November 13, 2024 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 21, 2024, File No. 001-41581)
10.80	Joint Venture Agreement, dated November 18, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2024 (File No. 001-41581))
10.81	Joint Venture Agreement, dated November 18, 2024 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2024 (File No. 001-41581))
10.82^	Loan Agreement, dated January 16, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 22, 2025 (File No. 001-41581))
10.83	Unconditional Guaranty, dated January 16, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 22, 2025 (File No. 001-41581))
10.84	Indemnity Agreement, dated January 16, 2025 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 22, 2025 (File No. 001-41581))
10.85	Mutual Release and Discharge, dated January 29, 2025, between Safe and Green Development Corporation and Safe & Green Holdings Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 3, 2025 (File No. 001-41581))
10.86	Commercial Contract between LV Peninsula Holding, LLC and Lithe Development Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 5, 2025 (File No. 001-41581))
10.87	Amendment to Operating Agreement, by and between the Company and Jacoby Development Inc., dated February 11, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 12, 2025 (File No. 001-41581))
10.88	Forced Sale Agreement, by and between the Company and Jacoby Development Inc., dated February 11, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 12, 2025 (File No. 001-41581))
10.89^	Membership Interest Purchase Agreement, dated February 25, 2025, by and among Safe and Green Development Corporation, Resource Group US Holdings LLC and the members of Resource Group (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2025 (File No. 001-41581))
10.90	Buyout Agreement, by and between Safe and Green Development Corporation and Properties by Milk & Honey LLC, dated March 6, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 11, 2025 (File No. 001-41581))

10.91	First Amendment to Securities Purchase Agreement, dated April 4, 2025, between Arena Investors and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025 (File No. 001-41581))
10.92	Registration Rights Agreement, dated April 4, 2025, between Arena Investors and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 10, 2025 (File No. 001-41581))
10.93	Amendment No. 3 to Loan Agreement. Dated April 11, 2025, by and between Safe and Green Development Corporation and Bridgeline Capital Ventures (incorporated by reference to Exhibit 4.11 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 2025 (File No. 001-41581))
10.94	Promissory Note, dated May 5, 2025, by and between Safe and Green Development Corporation and the Bryan Leighton Revocable Trust dated December 13th, 2023 (incorporated by reference to Exhibit 4.12 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 2025 (File No. 001-41581))
10.95	Amendment to Membership Interest Purchase Agreement between Resource Group US Holdings LLC and Safe and Green Development Corporation dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025 (File No. 001-41581))
10.96	Form of Promissory Note dated June 2, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025 (File No. 001-41581))
10.97	Note issued to James Burnham (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025 (File No. 001-41581))
10.98	Amended and Restated Consulting Agreement, dated as of June 2, 2025, by and between Resource Group US LLC and AMC Environmental Consulting LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 24, 2025 (File No. 001-41581))
10.99	Amended and Restated Consulting Agreement, dated as of June 2, 2025, by and between Resource Group US LLC and JDB Consulting Services, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 24, 2025 (File No. 001-41581))
10.100	Amendment to Promissory Note, dated June 23, 2025, by and among Safe and Green Development Corporation, Pigmental LLC, and Marina Martins (incorporated by reference to Exhibit 99.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2025 (File No. 001-41581))
10.101	Securities Purchase Agreement, dated June 26, 2025, between PEAK ONE OPPORTUNITY FUND, L.P. and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025 (File No. 001-41581))
10.102	Waiver and Consent of Arena Business Solutions Global SPC II, LTD, effective June 17, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025 (File No. 001-41581))
10.103	Waiver and Consent of Arena Special Opportunities Partners II, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Partners III, LP, and Arena Special Opportunities Fund, LP, effective June 26, 2025 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 2, 2025 (File No. 001-41581))
10.104	Securities Purchase Agreement, dated July 29, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025 (File No. 001-41581))
10.105	Consulting Agreement, dated July 29, 2025, by and between Safe and Green Development Corporation and Bill Panagiotakopoulos (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025 (File No. 001-41581))
10.106	Waiver and Consent with Arena Business Solutions Global SPC II and Safe and Green Development Corporation dated July 29, 2025 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025 (File No. 001-41581))
10.107	Forbearance Agreement between Arena Investors and Safe and Green Development Corporation dated July 29, 2025 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 4, 2025 (File No. 001-41581))
10.108+	Amendment to the Safe and Green Development 2023 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 30, 2025 (File No. 001-41581))
10.109	Form of Securities Purchase Agreement, between Safe and Green Development Corporation and the investors named therein, dated October 16, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025 (File No. 001-41581))
10.110	Form of Registration Rights Agreement, dated October 16, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025 (File No. 001-41581))

10.111	Negotiable Promissory Note and Security Agreement, between Resource Group UC LLC and Commercial Credit Group Inc., dated December 30, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2026 (File No. 001-41581))
10.112	Negotiable Promissory Note and Security Agreement, between Resource Group UC LLC and Commercial Credit Group Inc., dated December 30, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2026 (File No. 001-41581))
10.113	Restructuring and Collateral Agreement, effective January 6, 2026, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))
10.114	Loan Modification Agreement, dated January 6, 2026, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))
10.115	Promissory Note, issued by LV Peninsula Holding LLC, dated January 6, 2026 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))
10.116	Deed in Lieu of Foreclosure, dated January 6, 2026 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))
10.117	Deed of Trust and Security Agreement, dated January 6, 2026 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))
10.118	Pledge Agreement, effective January 6, 2026, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))
10.119	Collateral Transfer of Note and Lien, dated January 6, 2026 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))
10.120	Placement Agency Agreement, dated February 12, 2026, between the Company and Dawson James Securities, Inc. (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))
10.121^	Form of Securities Purchase Agreement, dated February 12, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))
10.122	Form of Registration Rights Agreement, dated February 12, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))
10.123*	Amended and Restated Sublicense Agreement, dated April 1, 2023, by and between Resource Group US LLC and Microtec Development & Holdings LLC
10.124*	Loan Agreement, dated November 10, 2025, between Safe & Green Development Corp and Bridgeline Capital Ventures, dated November 10, 2025
10.125+*	Employment Agreement, dated March 23, 2026, by and between Tristan Burnham and Resource Group US Holdings LLC
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm, M&K CPAS PLLC
24.1*	Power of Attorney (included on the signature page of the Annual Report on Form 10-K)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2024 (File No. 001-41581)).
101 INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.
^	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENX ENTERPRISES CORP.

By:	/s/ David Villarreal
David Villarreal
Chief Executive Officer (Principal Executive Officer)

Date:	April 1, 2026

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

Person	Capacity	Date

/s/ David Villarreal	Chief Executive Officer and Director	April 1, 2026
David Villarreal	(Principal Executive Officer)

/s/ Nicolai Brune	Chief Financial Officer	April 1, 2026
Nicolai Brune	(Principal Financial and Accounting Officer)

/s/ Bjarne Borg	Director	April 1, 2026
Bjarne Borg

/s/ James D. Burnham	Director	April 1, 2026
James D. Burnham

/s/ Anthony M. Cialone	Director	April 1, 2026
Anthony M. Cialone

/s/ Peter G. DeMaria	Director	April 1, 2026
Peter G. DeMaria

/s/ John Scott Magrane, Jr.	Director	April 1, 2026
John Scott Magrane, Jr.

/s/ Christopher Melton	Director	April 1, 2026
Christopher Melton

	Director	April 1, 2026
Jeffrey Tweedy

RENX ENTERPRISES CORP.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RenX Enterprises Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RenX Enterprises Corp. (formerly Safe and Green Development Corporation) (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Determining when a performance obligation has been satisfied involves significant judgement, due to the company’s practice of invoicing current year revenues after year end, which has the potential to create cut-off issues with billed and unbilled revenue.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to proper cut-off of revenue recognition.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

March 31, 2026

RenX Enterprises Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$54,066	$227,766
Prepaid assets and other current assets	638,166	502,883
Inventory	1,078,610	-
Accounts receivable, net	799,068	-
Notes receivable, net	-	960,672
Current assets of discontinued operations	-	112,849
Current Assets	2,569,910	1,804,170

Assets held for sale	-	4,400,361
Land	2,393,785	807,847
Property and equipment, net	11,802,248	6,045
Project development costs and other non-current assets	91,289	96,239
Equity-based investments	828,440	3,642,607
Intangible assets, net	11,260,365	1,038,312
Right of use assets	290,092	-
Goodwill	6,240,432	-
Long-term assets of discontinued operations	-	958,211
Total Assets	$35,476,561	$12,753,792

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable and accrued expenses	$5,530,211	$1,293,921
Due to affiliates	2,094,833	399,660
Short-term notes payable, net	6,956,259	8,361,655
Notes payable - related party, current	5,562,266	-
Operating lease liabilities, current	60,446	-
Finance lease liabilities, current	183,359	-
Derivative liability	1,218,258	-
Current liabilities of discontinued operations	-	345,421
Total Current Liabilities	21,605,632	10,400,657

Long-term notes payable, net	8,243,678	1,499,957
Operating lease liabilities	250,119	-
Finance lease liabilities	982,887	-
Total Liabilities	31,082,316	11,900,614

Stockholder’s Equity:
Preferred Series A stock, $0.001 par value, 5,000,000 shares authorized,938,847 issued and outstanding as of December 31, 2025, 0 issued and outstanding as of December 31, 2024	939	-
Preferred Series B stock, $0.001 par value, 360,000 shares authorized,327,811 issued and outstanding as of December 31, 2025, 0 issued and outstanding as of December 31, 2024	326	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 946,742 issued and 938,559 outstanding as of December 31, 2025 and 74,344 shares authorized and 60,522 shares, issued and outstanding as of December 31, 2024	947	74
Additional paid-in capital	36,565,513	16,660,564
Treasury stock, at cost – 8,183 and 13,821 shares at December 31, 2025 and December 31, 2024, respectively	-	-
Accumulated deficit	(32,173,480)	(16,039,022)
Non-controlling interest	-	231,562
Total Stockholder’s Equity	4,394,245	853,178
Total Liabilities and Stockholder’s Equity	$35,476,561	$12,753,792

The accompanying notes are an integral part of these financial statements.

RenX Enterprises Corp.

Consolidated Statements of Operations

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Revenue
Sales	$8,220,449	$207,552
Total	8,220,449	207,552

Costs of revenue:
Costs of revenue	5,829,174	182,656
Total	5,829,174	182,656

Gross profit	2,391,275	24,896

Operating expenses:
Payroll and related expenses	3,237,257	3,622,018
General and administrative expenses	4,177,064	1,525,707
Professional and consulting fees	2,575,502	963,768
Marketing and business development expense	861,336	472,309
Impairment loss	965,812	-
Bad debt expense	3,025,000	-
Total	14,841,971	6,583,802
Operating loss	(12,450,696)	(6,558,906)

Other income (expense):
Interest expense	(5,265,549)	(3,474,344)
Change in fair value of derivative liability	2,034,868	-
Impairment of notes receivable	(818,172)	-
Gain on sale of land	-	1,067,540
Interest income	(14,653)	12,107
Other income	557,103	45,128
Total	(3,506,403)	(2,349,569)

Net loss	$(15,957,099)	$(8,908,475)

Deemed dividends related to preferred stock B derivative value	(3,631,210)	-

Net loss allocable to common shareholders	$(19,588,309)	$(8,908,475)

Net loss per share
Basic and diluted	$(83.99)	$(195.69)

Weighted average shares outstanding:
Basic and diluted	233,211	45,524

The accompanying notes are an integral part of these financial statements.

RenX Enterprises Corp.

Consolidated Statements of Changes in Stockholder’s Equity

	$0.001 Par Value Common Stock		Preference Stock (Series A)		Preference Stock (Series B)		Additional Paid-in	Accumulated	Non- controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	25,500	$26	-	-	-	$-	$9,018,298	$(7,130,547)	$-	$1,887,777
Share adjustment	(2)	-	-	-	-	-	-	-	-	-
Conversion of notes payable and accrued interest	25,025	25	-	-	-	-	2,675,930	-	-	2,675,955
Issuance of common stock from EP agreement	2,465	2	-	-	-	-	750,717	-	-	750,719
Issuance of stock for debt and warrant issuance	3,273	3	-	-	-	-	1,198,306	-	-	1,198,309
Issuance of stock for services	2,259	2	-	-	-	-	297,869	-	-	297,871
Issuance of common stock from restricted stock units	4,557	5	-	-	-	-	2,169,071	-	-	2,169,076
Cashless warrant exercise	2,549	3	-	-	-	-	(3)	-	-	-
Issuance of common stock - exercise of prefunded warrant	2,688	3	-	-	-	-	11,581	-	-	11,584
Issuance of common stock - commitment shares	4,282	4	-	-	-	-	(4)	-	-	-
Issuance of stock for purchase of Majestic	1,250	1	-	-	-	-	434,999	-	-	435,000
Issuance of stock for purchase of MVONIA	500	-	-	-	-	-	103,800	-	-	103,800
Contribution of land	-	-	-		-	-	-	-	231,562	231,562
Net loss	-	-	-	-	-	-	-	(8,908,475)	-	(8,908,475)
Balance at December 31, 2024	74,344	$74	-	$-	-	$-	$16,660,564	$(16,039,022)	$231,562	$853,178

Balance at January 1, 2025	74,344	$74	-	$-	-	$-	$16,660,564	$(16,039,022)	$231,562	$853,178
Conversion of notes payable and accrued interest	130,917	131	-	-	-	-	3,016,888	-	-	3,017,019
Exercise of prefunded warrant	4,167	4			-	-	(4)	-	-	-
Issuance of stock for debt issuance	17,127	17	-	-	-	-	413,222	-	-	413,239
Forgiveness of related party debt	-	-	-		-	-	821,624	-	-	821,624
Deconsolidation of Sugar Phase	-	-	-	-	-	-	-	-	(66,667)	(66,667)
Cash paid for stock split	-	-	-	-	-	-	(68)	-	-	(68)
Issuance of warrants for debt issuance	-	-	-	-	-	-	170,811	-	-	170,811
Issuance of common and preferred stock for acquisition of Resource	18,841	19	1,500,000	1,500			9,231,063	-	-	9,232,582
Conversion of Series A preferred stock to common stock	168,346	168	(561,153)	(561)			393	-	-	-
Stock-based compensation	2,276	2	-	-	-	-	177,009	-	-	177,011
Issuance of stock for warrant exercise	372,301	372	-	-	-	-	214,109	-	-	214,481
Issuance of stock for cash	15,485	16	-	-	-	-	560,406	-	-	560,422
Issuance of stock for services	15,000	15	-	-	-	-	346,493	-	-	346,508
Issuance of common stock for prior debt issuance	2,215	2	-	-	-	-	(2)	-	-	-
Issuance of Series B preferred stock and warrants for cash	-	-	-	-	360,000	360	4,431,014	-	-	4,431,374
Conversion of Series B preferred stock to common stock	125,723	127	-	-	(32,189)	(34)	358,624	(13,992)	-	344,725
Series B preferred stock accrued dividends	-	-	-	-	-	-	163,367	(163,367)	-	-
Deconsolidation of Pulga	-	-	-	-	-	-	-	-	(164,895)	(164,895)
Net loss	-	-	-	-	-	-	-	(15,957,099)	-	(15,957,099)
Balance at December 31, 2025	946,742	$947	938,847	$939	327,811	$326	$36,565,513	$(32,173,480)	$-	$4,394,245

The accompanying notes are an integral part of these financial statements.

RenX Enterprises Corp.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,957,099)	$(8,908,475)
Net loss from discontinued operations	-	-
Net loss from continuing operations	(15,957,099)	(8,908,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness income	(346,671)	-
Change in fair value of derivative liabilities	(2,034,868)	-
Depreciation	1,046,836	1,012
Amortization of intangible assets	646,413	2,221
Bad debt expense	3,025,000	-
Impairment	965,812	-
Amortization of debt issuance costs	2,083,887	2,189,008
Stock based compensation	177,011	2,169,075
Amortization of right of use asset	29,375	-
Impairment of notes receivable	818,172	-
Gain on sale of land	-	(1,067,540)
Common stock for debt discount and commitment fees	-	1,198,309
Common stock for services	346,508	297,871
Changes in operating assets and liabilities:
Accounts receivable	128,740	-
Inventory	(128,940)	-
Prepaid asset and other current assets	(87,931)	729,106
Notes receivable	142,500	-
Due to affiliates	303,753	139,660
Accounts payable and accrued expenses	1,602,373	686,248
Operating lease liabilities	(29,202)	-
Net cash used in operating activities	(7,268,331)	(2,563,505)

Cash flows from investing activities:
Cash from or used in asset acquisitions	309,557	(153,593)
Intangible assets	(7,779)	(293,593)
Purchase of property and equipment	(3,622,839)	(3,488)
Proceeds from sale of land	-	403,738
Joint venture activity	-	317,500
Additions to equity-based investments	(210,833)	-
Additions to project development costs	4,950	(30,900)
Net cash used in (provided by) investing activities	(3,526,944)	239,664

Cash flows from financing activities:
Debt issuance costs paid	(904,573)	(2,525,763)
Payments on finance lease	(111,560)	-
Cash paid from split	(68)	-
Proceeds from short-term notes payable, net of debt issuance costs	11,287,818	6,590,211
Repayment of short-term note payable	(8,881,245)	(1,552,742)
Make whole payment	(33,358)
Cash received from issuance of preferred and common stock	8,623,006	750,719
Cash received for warrant exercise	233,414	11,584
Net cash provided by financing activities	10,213,434	3,274,009

Net change in cash from continuing operations	(581,841)	950,168

Net cash provided by (used in) discontinued operations:
Cash provided by (used in) operating activities	237,507	(112,849)
Cash provided by (used in) investing activities	177,989	(950,856)
Cash (used in) provided by financing activities	(7,355)	338,067
Net cash provided by (used in) discontinued operations	408,141	(725,638)

Cash – beginning of period	227,766	3,236
Cash – end of period	$54,066	$227,766

Supplemental disclosure of non-cash operating activities:
Prepaid interest held back from proceeds from short-term notes payable	$-	$1,000,000
Recognition of derivative liability	$3,631,210	$-
Forgiveness of due from affiliate	$821,624	$-
Conversion of notes payable	$3,017,019	$2,675,955
Issuance of stock for debt issuance	$413,239	$-
Pre-funded warrants	$83	$-
Issuance of stock for prior debt issuance	$44	$-

The accompanying notes are an integral part of these financial statements.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

1.	Description of Business

RenX Enterprises Corp. (the “Company or RenX”) is a Delaware corporation, originally formed in 2021 under the name SGB Development Corp., to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From its inception through 2023, the Company’s operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States. These efforts included the direct acquisition of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects.

In 2023 and early 2024, we expanded our strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. Due to our shift in focus described below, we are no longer pursuing real estate AI related activities. We also announced plans to monetize our real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested in our current operations.

In June 2025, the Company completed its acquisition of Resource Group US Holdings LLC (“Resource Group”), which marked a significant strategic shift in our core business. Resource Group, through its subsidiaries, is a vertically integrated, full-service operator in the engineered soils and organic recycling industry. Its operations center on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Through its subsidiary, Zimmer Equipment Inc. (“ZEI”), we provide comprehensive waste logistics and collection services for our own products as well as for products of third parties through ZEI’s owned fleet of high-capacity transportation equipment and third-party contractors engaged by us. ZEI offers year-round collection and disposal services through high-capacity grapple trucks, open-top walking floor trailers, and variable-sized containers serving green waste generators, landscaping companies, golf courses, communities, and municipalities. Resource Group works with ZEI to streamline operations by internalizing certain transportation services, reducing over-the-road mileage, lowering disposal costs, and maximizing efficiency.

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

On March 26, 2026, the Company effected a second 1-for-20 reverse stock split of its then-outstanding common stock (“March Stock Split”).

All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the Stock Split and March Stock Split as if they had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report on Form 10-K for the year ended December 31, 2025 have been adjusted to reflect the reverse stock split effected in October 2024 and March 2026.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”), MyVonia Innovations LLC (“MyVonia LLC”), Resource Group, Resource Group US LLC (“Resource”), Zimmer Equipment Inc. (“ZEI”) and ETS Realty 1, LLC (“ETS”), as well as Sugar Phase I LLC (“Sugar Phase”) and Pulga Internacional LLC (“Pulga”) (until the time of deconsolidation of Sugar Phase and Pulga as described below).

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

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated resulted primarily from the sale of materials (compost, engineered soils, and mulch) and the collection and disposal of organic waste. For revenue from commissions related to residential real estate purchased and sales transactions, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time. Revenue from commissions amounted to $18,170 and $207,552 for the years ended December 31, 2025 and 2024 respectively.

The Company recognizes revenue from the sale of materials (compost, soil and mulch) as well as the collection and disposal services of waste, which at times, is produced into saleable materials. Such revenue is recognized at the point in time when control of the product transfers to the customer, which typically occurs upon delivery or customer pickup at the Company’s facility.

Revenue from the sale of materials amounted to $8,202,279 and $0 for the years ended December 31, 2025 and 2024, respectively.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

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

The allowance for credit losses reflects the Company’s best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations, and cash flows. As of December 31, 2025 and December 31, 2024, the Company’s allowance for credit losses amounted to $160,075 and $0, respectively.

Inventory – Inventory consists of dirt, sand, mulch and compost. The Company’s inventory is valued at the lower of cost (first-in, first-out method) or net realizable value, and consists of all finished goods. As of December 31, 2025 and December 31, 2024 there was inventory of $1,078,610 and $0, respectively.

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

The Buyout Agreement and Note provide that the Company’s Interest will be transferred to Milk & Honey incrementally as the Note is repaid. The closing under the Buyout Agreement occurred on March 7, 2025. In connection therewith, Milk & Honey prepaid $120,000 of the principal amount due under the Note and the Company transferred 10.27% of the Company’s Interest in the JV. As of December 31, 2025, the Company has received the full amount due. Additionally, the Company deconsolidated the activities of Sugar Phase during the year ended December 31, 2025 and determined it to be a discontinued operation. As of December 31, 2025 the Company did not hold an interest in Sugar Phase.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

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

Investment Entities — On May 31, 2021, the Company agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,183 funded in the fourth quarter of 2021. The purpose of the investment in Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements. As of December 31, 2025 the Company continued to hold a 50% interest in Norman Berry. The Norman Berry partnership recently obtained final city council and entitlement approval for the project. The next step involves completing the consolidation of the various lots into a single parcel, and the Company’s development team and surveyors are preparing the required documentation and submittals for city review and approval. Survey documents reflecting the approved M-I zoning designation are expected to be submitted to the city’s Planning Department for administrative review to obtain final parcel-map approval.

On June 24, 2021, the Company entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). The Company contributed $3,000,000 for its 10% equity interest. During the year ended December 31, 2023, the Company contributed an additional $25,000. The purpose of Cumberland is to develop a waterfront parcel in a mixed-use destination community. The Company has determined it is not the primary beneficiary of Cumberland and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

On February 11, 2025, the Company entered into an Amendment (this “February Amendment”) to the Operating Agreement, dated June 24, 2021 (the “Operating Agreement”), for Cumberland, by and between the Company and Jacoby Development Inc., a Georgia corporation (“JDI”), and a Forced Sale Agreement by and between the Company and JDI, pursuant to which Cumberland acquired the Company’s 10% equity interest (the “LLC Interest”) in Cumberland in exchange for a promissory note (the “Cumberland Note”) from Cumberland in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI. Due to uncertainty in the collection of the Cumberland Note as of December 31, 2025, the Company has recorded an allowance for credit losses in the amount of $4,500,000. As of December 31, 2025, due to possible uncollectability of the Cumberland Note the company has recorded an allowance for credit losses in the amount of $4,500,000, which resulted in bad debt expense of $3,025,000 and a reserve of $1,475,000 against a deferred gain on sale.

During the years ended December 31, 2025 and 2024, Norman Berry and Sugar Phase (prior to deconsolidation) did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2025 and December 31, 2024.

As of December 31, 2025, the Company’s balance of equity-based investments is for its remaining investment in Norman Berry. As of December 31, 2024 the Company’s balance of equity-based investments related to its $3,000,000 investment in Cumberland and $642,607 investment in Norman Berry.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of December 31, 2025 and 2024.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Repairs and maintenance are charged to expense when incurred. Included in property, plant and equipment, are recoverable reserves acquired in connection with the Resource acquisition described below. Such reserves represent the approximately 9 million tons of entitled sand reserves on the land obtained in connection with the Resource acquisition as well. The estimated amount was based on third-party engineering and appraisal reports. Cost depletion on these depletable reserves is based upon units-of-production.

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, $1,028,323 of software development acquired in connection with the asset acquisitions described below and additional additions which will be amortized over 3 years, $5,458,400 of trade name in connection with the Resource acquisition described below, that will be amortized over 15 years, and $6,368,100 of a license agreement in connection with the Resource acquisition described below, that will be amortized over 10 years which is the life of the license. As of December 31, 2025 the software development and license agreements are not in service. During the year ended December 31, 2025, the Company determined that the software development costs were impaired and recorded an impairment loss in the amount of $965,812.

Project Development Costs — Project development costs are stated at cost. At December 31, 2025 and 2024, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

Assets Held For Sale — During 2022, management implemented a plan to sell a 50+ acre Lake Travis project site in Lago Vista, Texas (“Lago Vista”), which meets all of the criteria required to classify it as an Asset Held For Sale. Including previous project development costs associated with Lago Vista of $824,231, the book value was $4,400,361.

On January 30, 2025, the Company entered into a definitive agreement with Lithe Development Inc., a Texas corporation (“Lithe”), for the sale of the Lago Vista Site. The agreed-upon purchase price for the property was $6,575,000. The Lithe sale was subsequently canceled, and Lago Vista continued to be actively marketed at that time.

On December 31, 2025, the Company entered into a Restructuring and Collateral Agreement (the “Restructuring Agreement”) relating to the outstanding promissory note in the principal amount of approximately $7.0 million, which comprised the LV Note and 2nd Lien Note as described in Note 8, including accrued interest, (collectively the “Outstanding Note”), pursuant to which, among other things:

●	LV Holding entered into a Loan Modification Agreement, dated December 31, 2025 (the “Loan Modification Agreement”),securing $2.0 million of the remaining balance of the Outstanding Note with its property in Durant, Oklahoma (the “Durant Property”),

●	LV Holding issued a conditional promissory note, dated December 31, 2025 (the “New Note”), in the principal amount of $5,000,000,

●	LV Holding delivered a Deed in Lieu of Foreclosure, dated December 31, 2025 (the “Deed”) and a Deed of Trust and Security Agreement, dated December 31, 2025 (the “Security Agreement”), for the benefit of the Lender relating to the Lago Vista Property,

●	The Company entered into a Pledge Agreement, dated December 31, 2025 (the “Pledge Agreement”), with the Lender pledging our 50% membership interest in NB Owners to Lender as collateral,

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

2.	Summary of Significant Accounting Policies (cont.)

●	The Company entered into a Collateral Transfer of Note and Lien, dated December 31, 2025 (the “Collateral Transfer Agreement”), granting the Lender a security interest in a $209,333 promissory note executed by the Company payable to the Company, and the Company transferred to the Lender title to the Lago Vista property in exchange for the Lender’s agreement to conditionally extinguish $5.0 million of the Outstanding Note subject to the provisions of the Restructuring Agreement.

The Restructuring Agreement provides that upon the sale of the Lago Vista Property by the Lender, the Company will receive 70% of any net sale proceeds in excess of $5.0 million plus any additional new funds provided for finalization of the project, including accrued interest and/or penalties.

The New Note provides it will automatically go into effect on or before the date which is 24 months after its execution if: (i) the development, construction, flood-plain remediation, and all material improvements to the Lago Vista property have not been substantially completed in accordance with the agreed project plan or (ii) the entire outstanding indebtedness owed to the Lender is not paid, inclusive of the Outstanding Note and all amounts owed in respect of the Company’s property in Georgia or the Durant property, in which case the Lender may enforce the New Note in addition to retaining ownership of the Lago Vista Property. Upon effectiveness, the New Note will bear interest at the rate of 13.50% per annum, provide for interest only payments for 12 months and will mature on December 1, 2028.

In accordance with the aforementioned transactions the Company recognized a gain of $150,811, as a result of the removal of its assets held for sale and the extinguishment of $4,000,000 in notes payable and $551,172 in accrued interest, which is included in other income on the accompanying consolidated statement of operations.

Fair value measurements — Financial instruments, including accounts payable and accrued expenses are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments. The short-term note payable is carried at cost which approximates fair value due to corresponding market rates. Financial instruments, such as derivative liabilities are measured at fair value at each reporting date (see Note 7 for additional information).

Derivative liability — The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability or asset from the host agreement. The separated embedded derivative is accounted for at fair market value, with changes in fair value recognized in the statements of operations within the other financing costs line item. The Company determined that certain features under the October Private Placement (See Note 11 — Stockholders’ Equity) qualified as an embedded derivative. The derivative was accounted for separately from the underlying Series B Preferred Stock and is accounted for at fair value.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

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

Accounting Standards Recently Adopted - On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280):

Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025.ASU 2023-07 must be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024 and it did not have material effect on the consolidated financial statements.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

3.	Notes Receivable

On November 13, 2024 the Company entered into a promissory note for $960,672 in connection with the sale of the St. Mary’s Site (the “St. Mary’s Note”). The promissory note bore 10% interest per annum, provided for monthly interest payments and was to mature on March 15, 2025 with the option to extend up to three times by paying $10,000 for each extension. Each extension period was 30 days. On June 23, 2025, the Company entered into an amendment to this note. Upon execution of the amendment, the Borrower paid the Company an extension fee of $40,000. The amendment revised the payment schedule under the note to provide for: (i) a second payment of $250,000 due on or before July 30, 2025 (subject to a 30-day extension if the Borrower provided proof of funds and the Company consented), and (ii) a final payment of $670,672 was due on or before October 30, 2025 (or November 29, 2025, if the second payment was extended). On September 29, 2025, the Borrower exercised the 30-day extension option for a total extension payment of $30,000. During December 2025, the Company entered into payoff agreement for the St. Mary’s Note which resulted in full satisfaction of the outstanding note. In connection with the payoff, the Company received $280,000 and recorded a loss on notes receivable in the amount of $818,172.

On February 11, 2025, the Company entered into the Cumberland Note in the principal amount of $4.5 million. The Cumberland Note bears interest at the rate of 6.5% per annum, matures on February 6, 2026 and is secured by a pledge of a 10% equity interest in Cumberland. Payment of the Cumberland Note is also guaranteed by JDI.

As disclosed in Note 2, the Company has recorded an allowance for credit losses in the amount of $4,500,000.

4.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2025 and December 31, 2024 the Company’s property and equipment, net consisted of the following:

	2025	2024	Estimated Life
Computer equipment and software	$7,293	$7,293	5 years
Equipment	6,835,836	-	5-10 years
Reserves	3,636,379	-	*
Furniture and fixtures	1,529,412	-	4-7 years
Land improvements	321,922	-	7-20 years
Vehicles and trailer	5,824,464	-	5 years
Less: accumulated depreciation	(6,353,058)	(1,248)
Property, plant and equipment, net	$11,802,248	$6,045

*	Based upon units-of-production

Included in property and equipment is $2,110,471 and $0 of finance lease right of use assets as of December 31, 2025 and December 31, 2024, respectively.

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $1,046,836 and $1,012, respectively $135,964 and $0 related to finance leases.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

5.	Intangible Assets

At December 31, 2025 and December 31, 2024 the Company’s intangible assets consisted of the following:

	2025	2024
Software development	$-	$1,018,323
Website costs	22,210	22,210
Trade name	5,458,400	-
License agreement	6,368,100	-
Less: accumulated amortization	(588,345)	(2,221)
	$11,260,365	$1,038,312

Amortization expense for the year ended December 31, 2025 amounted to $646,413.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

Estimated
amortization
For the year ending December 31:	expense
2026	$321,955
2027	321,955
2028	321,955
2029	319,734
2030 and thereafter	9,974,766
$11,260,365

6.	Equity-based investments

As of December 31, 2025, the Company’s investment in Norman Berry amounted to $828,440. As of December 31, 2024, the Company’s investment in Norman Berry and Cumberland amounted to $617,607 and $3,025,000, respectively. The financial position of the Company’s equity-based investments are summarized below as of December 31, 2025 and 2024:

Balance sheet information:	2025	2024
	(Unaudited)	(Unaudited)
Total assets	$1,000,000	$40,400,000
Total liabilities	$-	$10,200,000
Members’ equity	$1,000,000	$30,200,000

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

7.	Fair Value Measurements

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

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation. The fair value of the Company’s derivative liability was determined using significant unobservable measures and therefore classified as Level 3 . The Company does not have any financial instruments in the Level 1 or Level 2 category.

	Fair value measured as of December 31 2025
	Total at December 31, 2025	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$1,218,258	$-	$-	$1,218,258

The table below shows the inputs used to determine the fair value of the derivative liability:

	October 16, 2025	December 31, 2025
Risk-free interest rate	3.52%	3.68%
Market discount rate	30%	30%
Term	5 years	4.79 years
Expected volatility	130%	140%

The following table sets forth a summary of the change in the fair value of the derivative liability that are measured at fair value on a recurring basis for the year ended December 31, 2025

Balance, as of December 31, 2024	$-
Fair value recognized upon issuance	3,631,210
Payments made	(378,084)
Change in fair value	(2,034,868)
Balance, as of December 31, 2025	$1,218,258

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party

The following outlines the Company’s Notes Payable and Notes Payable – Related Party. Any related party notes payable is noted as such.

LV Note

On April 3, 2024, LV Holding, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of a promissory note in the amount of $5,000,000 (the “LV Note”). As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provided for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lago Vista site, and a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note required monthly installments of interest only at a fixed rate of 17.00%, had a maturity date of April 1, 2025 and could be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note were guaranteed by the Company pursuant to a Guaranty, dated April 3, 2024.

As disclosed in Note 2, the Company entered into the Restructuring Agreement and Loan Modification Agreement. In accordance with the Loan Modification Agreement, the new maturity date of the remaining $2,000,000 principal balance is December 1, 2028, with an interest rate of 13.5% per annum.

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

On April 11, 2025, BCV and the Company amended the BCV Loan Agreement (“Amendment No. 3”) to extend the maturity date of the note from December 1, 2024 to December 1, 2025. Additionally, BCV increased the principal balance of the note to $2,200,000.00 (two million two hundred thousand dollars). According to Amendment No. 3, the loan was primarily secured by 176,425 (8,821 as adjusted for the March Stock Split) Treasury Shares and was additionally secured by the $960,672 St Mary’s Note as well as the Cumberland Note, which was alternative collateral and only used if the note was in default. As of December 31, 2025, the principal balance was paid off.

On November 10, 2025, the Company entered into a new Loan Agreement (the “New BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV Renew Earth (“BCV Renew Earth”), for up to $5,000,000 in proceeds, under which it initially received $2,000,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on May 10, 2027. The New BCV Loan Agreement is secured primarily by the Company’s property in Durant, Oklahoma and its 50% membership interest in Norman Berry II Owners, LLC as alternative collateral. and only used if the note is in default. As of December 31, 2025, the principal balance is $2,000,000.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

Leighton

On March 1, 2024, the Company entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13, 2023 (the “Lender”) pursuant to which the Lender agreed to provide the Company with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which the Company may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit was September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date could be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, the Company will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the Line of Credit, on March 1, 2024, the Company issued 154,320 shares of the Company’s restricted common stock (7,716 as adjusted for the Stock Split, and 386 as further adjusted for the March Stock Split) to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. On November 12, 2024 the Company entered into Credit Extension Agreement (the “Extension”) for the agreement with the Bryan Leighton Revocable Trust dated December 13, 2023. The Extension extends the maturity date from September 1, 2024 to December 15, 2024. The Company paid an extension fee of $8,750 dollars and issued an additional 2,500 shares of the Company’s restricted common stock as consideration for the extension. The rate of interest also increased from 12% per annum to 14% per annum retroactive to September 1, 2024.

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

During the quarter ended on December 31, 2025, the Company paid off the principal balances of the outstanding amounts to Leighton.

1800 Diagonal

On July 10, 2024, the Company issued a promissory note (the “1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the principal amount of $64,400 for a purchase price of $56,000, representing an original issue discount of $8,400. Under the terms of the 1800 Diagonal Note, beginning on August 15, 2024, the Company was required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $8,086. The Company had the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the 1800 Diagonal Note, the Company incurred $11,000 in debt issuance costs. As of December 31, 2025, there is no principal balance.

On July 24, 2024, the Company issued a promissory note (the “Second 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $49,000 for a purchase price of $40,000, representing an original issue discount of $9,000. Under the terms of the Second 1800 Diagonal Note, beginning on August 30, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $6,261. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Second 1800 Diagonal Note, the Company incurred $10,000 in debt issuance costs. As of December 31, 2025, there is no principal balance.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

On September 6, 2024, the Company issued a promissory note (the “Third 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $49,000 for a purchase price of $40,000, representing an original issue discount of $9,000. Under the terms of the Third 1800 Diagonal Note, beginning on October 9, 2024, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $7,044, with $42,263 being due during October 2024. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Third 1800 Diagonal Note, the Company incurred $10,000 in debt issuance costs. As of December 31, 2025, there is no principal balance.

On February 18, 2025, the Company issued a promissory note (the “Fourth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $90,000 for a purchase price of $75,000, representing an original issue discount of $15,000. Under the terms of the Fourth 1800 Diagonal Note, beginning on April 18, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $12,937, with $77,625 being due during March 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Fourth 1800 Diagonal Note, the Company incurred $15,000 in debt issuance costs. As of December 31, 2025, there is no principal balance.

On April 29, 2025, the Company issued a promissory note (the “Fifth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $128,000 for a purchase price of $107,000, representing an original issue discount of $21,400. Under the terms of the Fifth 1800 Diagonal Note, beginning on November 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,457, with $73,830 being due during October 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Fifth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs. As of December 31, 2025, the principal balance amounted to $29,211.

On May 12, 2025, the Company issued a promissory note (the “Sixth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $66,700 for a purchase price of $58,000, representing an original issue discount of $8,700. Under the terms of the Sixth 1800 Diagonal Note, beginning on December 15, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $9,588, with $38,352 being due during November 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Sixth 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of December 31, 2025, the principal balance amounted to $22,762.

On June 3, 2025, the Company issued a promissory note (the “Seventh 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $124,200 for a purchase price of $108,000, representing an original issue discount of $16,200. Under the terms of the Seventh 1800 Diagonal Note, beginning on June 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $13,911. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Seventh 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of December 31, 2025, the principal balance amounted to $33,037.

On August 11, 2025, the Company issued a promissory note (the “Eighth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $239,200 for a purchase price of $208,000, representing an original issue discount of $31,200. Under the terms of the Eighth 1800 Diagonal Note, beginning on March 15, 2026, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $33,488, with $133,952 being due during February 2026 The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Eighth 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of December 31, 2025, the principal balance amounted to $239,200.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

On September 15, 2025, the Company issued a promissory note (the “Ninth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $68,400 for a purchase price of $57,000, representing an original issue discount of $11,400. Under the terms of the Ninth 1800 Diagonal Note, beginning on October 15, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $8,740. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Ninth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs. As of December 31, 2025, there is no principal balance.

On December 15, 2025, the Company issued a promissory note (the “Tenth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $154,400 for a purchase price of $132,000, representing an original issue discount of $22,400. Under the terms of the Tenth 1800 Diagonal Note, beginning on January 15, 2026, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $26,171. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Tenth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs. As of December 31, 2025 the principal balance amounted to $154,400.

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

On March 13, 2025, the Company entered into a Cash Advance Agreement (the “Fourth Cash Advance Agreement”) with Cedar pursuant to which the Company sold to Cedar $750,000 of its future receivables for a purchase price of $610,000 less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $49,900. Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $15,000 a week directly from the Company until the $750,000 due to Cedar is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement. As of December 31, 2025, the principal balance amounted to $427,000.

Arena

On August 12, 2024, the Company entered into a Securities Purchase Agreement, dated August 12, 2024 (the “Arena Purchase Agreement”) with the purchasers named therein (“Arena Investors”) related to a private placement of up to five tranches of secured convertible debentures after satisfaction of certain conditions specified in the Arena Purchase Agreement in the aggregate principal amount of $10,277,777 (the “Arena Debentures”) together with warrants to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Arena Debentures sold divided by 92.5% of the lowest daily VWAP (as defined in the Arena Purchase Agreement) and subject to a floor price of $0.045 ($0.90 as adjusted for the Stock Split, and $18 as further adjusted for the March Stock Split) (subject to proportional adjustment for stock splits), for the Company’s common stock during the ten consecutive trading day period preceding the respective closing dates (the “Arena Warrants”).

The closing of the first tranche was consummated on August 12, 2024 (the “First Closing Date”) and the Company issued to the Arena Investors 10% original issue discount secured convertible debentures in the aggregate principal amount of $1,388,889 (the “First Closing Arena Debentures”) and warrants (the “First Closing Arena Warrants”) to purchase up to and aggregate of 1,299,242 shares of the Company’s common stock (64,962 as adjusted for the Stock Split, and 3,248 as further adjusted for the March Stock Split). The First Closing Arena Debentures were sold to Arena Investors for a purchase price of $1,250,000, representing an original issue discount of ten percent (10%). In connection with the closing, the Company incurred $175,000 of debt issuance costs. In connection with the closing of the first tranche, the Company reimbursed the Debenture Selling Stockholders $55,000 for their legal fees and expenses In addition, the initial fair value of the First Closing Arena Warrants, as described below, amounted to $214,267 and has been recorded as a debt discount and will be amortized over the effective rate method.

Each First Closing Arena Debenture matures eighteen months from its date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”) unless there is an event of default under the applicable First Closing Arena Debenture. The PIK Interest is added to the outstanding principal amount of the applicable First Closing Arena Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each First Closing Arena Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such First Closing Arena Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $0.279 ($5.58 as adjusted for the Stock Split, and $111.60 as further adjusted for the March Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.045 ($0.90 as adjusted for the Stock Split, and $18 as further adjusted for the March Stock Split) (subject to proportional adjustment for stock splits).

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

The First Closing Arena Warrants expire five years from its date of issuance. The First Closing Arena Warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 of shares of the Company’s common stock (64,962 as adjusted for the Stock Split, and 3,248 as further adjusted for the March Stock Split) at an exercise price equal to $0.279 ($5.58 as adjusted for the Stock Split, and $111.60 as further adjusted for the March Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the First Closing Arena Warrants. The First Closing Arena Warrants provide for cashless exercise under certain circumstances.

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

Under the Arena Purchase Agreement, a closing of the second, third, fourth or fifth tranche together (the “Additional Tranches” may occur subject to the mutual written agreement of Arena Investors and the Company and satisfaction of the closing conditions set forth in the Arena Purchase Agreement on the later (y) the fifth trading day following the First, Second, Third or Fourth Registration Statement Effectiveness Date (or if such day is not a trading day, on the next succeeding trading day) and (z) such date as the outstanding principal balance of the prior Arena Debenture issued is less than $100,000.00, unless the parties mutually agree in writing to consummate the second, third, fourth or fifth closing on a different date, upon which the Company would issue and sell to Arena Investors on the same terms and conditions a second, third, fourth or fifth 10% original issue discount secured convertible debentures each in the principal amount of $2,222,222 (the “Additional Closing Arena Debentures”) and a warrant (the “Additional Closing Warrants”) to purchase a number of shares of the Company’s common stock equal to 20% of the total principal amount of the Additional Closing Arena Debentures divided by 92.5% of the lowest daily VWAP (as defined in the Arena Purchase Agreement) and subject to a floor price of $0.045 ($0.90 as adjusted for the Stock Split, and $18 as further adjusted for the March Stock Split) (subject to proportional adjustment for stock splits), for the common stock during the ten consecutive trading day period ended on the last trading day immediately preceding the closing of the additional tranches, provided the additional Closings are also contingent on the satisfaction of the following additional condition, unless waived mutually by the parties: the median daily turnover of the Company’s common stock on its principal trading market for the thirty consecutive trading day period ended as of the last trading day immediately preceding the date of the proposed Closing must be greater than $200,000.

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

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

On October 25, 2024, the Company closed the second tranche of its private placement offering with the Arena Investors under the Arena Purchase Agreement to which the Company issued 10% convertible debentures (the “Second Closing Debentures”) in the aggregate principal amount of Two Million Two Hundred Twenty-Two Thousand Two Hundred and Twenty-Two Dollars ($2,222,222) to the Arena Investors and warrants (the “Second Closing Warrants”) to purchase up to 170,892 shares of the Company’s common stock (8,545 as adjusted for the March Stock Split). The Second Closing Debentures were sold to the Arena Investors for a purchase price of $2,000,000, representing an original issue discount of ten percent (10%).

The Second Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Second Closing Debenture. The PIK Interest is added to the outstanding principal amount of the applicable Second Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Second Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $3.48 ($69.60 as adjusted for the March Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 ($18 as adjusted for the March Stock Split) (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Second Closing Debentures is 3,268,197 shares of common stock. In connection with the closing of the second tranche, the Company reimbursed Arena Investors $10,000 for its legal fees and expenses. In addition, the initial fair value of the Second Closing Arena Warrants, as described below, amounted to $390,939 and has been recorded as a debt discount and will be amortized over the effective rate method.

The Second Closing Warrants expire five years from their date of issuance. The Second Closing Warrants are exercisable, at the option of the holder, at any time, for up to 170,892 shares of the Company’s common stock (8,545 as adjusted for the March Stock Split) at an exercise price equal to $3.476 (the “Exercise Price”), ($69.52 as adjusted for the March Stock Split) subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Second Closing Warrants provide for cashless exercise under certain circumstances.

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

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

On April 4, 2025, the Company closed the third tranche of its private placement offering with the Arena Investors) under the Arena Purchase Agreement to which the Company issued 10% convertible debentures (the “Third Closing Debentures”) in the aggregate principal amount of Five Hundred Thousand Two Hundred Dollars ($520,000) to the Arena Investors and warrants (the “Third Closing Warrants”) to purchase up to 461,043 shares of the Company’s common stock (23,052 as adjusted for the March Stock Split). The Third Closing Debentures were sold to the Arena Investors for a purchase price of $500,000, representing an original issue discount of ten percent (10%).

The Third Closing Debentures mature eighteen months from their date of issuance and bears interest at a rate of 10% per annum paid-in-kind (“PIK Interest”), unless there is an event of default under the applicable Third Closing Debenture. The PIK Interest is added to the outstanding principal amount of the applicable Third Closing Debenture on a monthly basis as additional principal obligations thereunder for all purposes thereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). Each Third Closing Debenture is convertible, at the option of the holder, at any time, into such number of shares of the Company’s common stock equal to the principal amount of such Second Closing Debenture plus all accrued and unpaid interest at a conversion price equal to the lesser of (i) $1.62 ($32.40 as adjusted for the March Stock Split), and (ii) 92.5% of lowest daily volume weighted average price (VWAP) of the Company’s common stock during the ten trading day period ending on such conversion date (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions, and subject to a floor price of $0.90 ($18 as adjusted for the March Stock Split) (subject to proportional adjustment for stock splits). Based upon the floor price, the maximum number of shares issuable upon conversion of the Third Closing Debentures is 461,043 shares of common stock (23,052 as adjusted for the March Stock Split). In connection with the closing of the third tranche, the Company reimbursed Arena Investors $20,000 for its legal fees and expenses. In addition, the initial fair value of the Third Closing Arena Warrants, as described below, amounted to $285,386 and has been recorded as a debt discount and will be amortized over the effective rate method.

The Third Closing Warrants expire five years from their date of issuance. The Third Closing Warrants are exercisable, at the option of the holder, at any time, for up to 461,043 shares of the Company’s common stock (23,052 as adjusted for the March Stock Split) at an exercise price equal to $1.62 ($32.40 as adjusted for the March Stock Split) (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions. The Third Closing Warrants provide for cashless exercise under certain circumstances.

During the year ended December 31, 2025, $1,450,000 in principal and interest due under the Arena Debentures were converted into 980,141 shares of the Company’s common stock (49,007 as adjusted for the March Stock Split) within the terms of such Debentures, and there was no gain or loss recognized.

A Forbearance Agreement dated as of July 29, 2025 (the “Assign Agreement”) was entered into by and between the Company and Mill End Capital LTD, North York LTD, Indigo Capital LLC and Strategic EP LLC (each, a “Holder” and together the “Holders”), being the assignees of all rights under the Arena Debentures held by Arena initially issued to the Arena Investors. At the time of the Assign Agreement, the outstanding debt from the First Closing Arena Debenture, totaled $138,889, the outstanding debt from the Second Closing Arena Debenture totaled $772,222, and the outstanding debt from the Third Closing Debenture, totaled $550,000. In accordance with the Assign Agreement Mill End Capital LTD acquired $309,906 of the outstanding debt, North York LTD acquired $309,906 of the outstanding debt, Indigo Capital LLC acquired $309,906 of the outstanding debt and Strategic EP LLC acquired $531,392 of the outstanding debt. During year ended December 31, 2025, $828,158 of outstanding in principal from these investors were converted into 1,031,634 shares of the Company’s common stock (51,581 as adjusted for the March Stock Split) within the terms of such Debentures, and there was no gain or loss recognized.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

Resource Group Note – Related Party

On June 2, 2025, the Company entered into an Amendment (the “Amendment”) to the Membership Interest Purchase Agreement, dated February 25, 2025, (the “Resource Group MIPA”) with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of Resource Group (the “Equityholders”). The Amendment altered the consideration to be paid by the Company to the Equityholders in connection with the purchase of 100% of the membership interests of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Resource Group MIPA was executed; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (which, subject to the approval of the Company’s stockholders and The Nasdaq Stock Market (“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock). The Amendment also provides that, subject to shareholder approval, that the Company will issue an aggregate of 41,182 additional shares of Company common stock (2,059 as adjusted for the March Stock Split) to the Equityholders upon the approval of such issuance by the Company’s stockholders at the Company’s stockholders’ meeting and provided that the Company continues to meet and is eligible to meet the Nasdaq continued listing requirements.

Peak One

On June 26, 2025, the Company entered into a Securities Purchase Agreement, dated June 26, 2025 (the “Peak Purchase Agreement”), with an institutional investor (the “Peak Investor”), pursuant to which the Company issued to the Investor a 10% convertible debenture (the “Peak Debenture”) in the principal amount of $172,500 in a private placement offering. The Debenture was sold to the Peak Investor for a purchase price of $155,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, the Company paid $5,000 as a non-accountable fee to the Peak Investor to cover its accounting fees, legal fees and other transactional costs and issued to the Peak Investor and its designee an aggregate total of 100,000 shares of its restricted common stock (5,000 as adjusted for the March Stock Split) (the “Commitment Shares”) as described in the Peak Purchase Agreement.

The Peak Debenture matures twelve months from its date of issuance and bears interest at a rate of 10% per annum payable on the maturity date. The Peak Debenture is unsecured and subordinated to the outstanding 10% Original Issue Discount Secured Convertible Debentures issued to the Arena Investors (as defined below) by the Company. The Peak Debenture is convertible, at the option of the holder, at any time on or after the earlier of (i) March 23, 2026 or (ii) the date that the Arena Debentures (as defined below) are extinguished, into such number of shares of common stock of the Company equal to the principal amount of the Peak Debenture plus all accrued and unpaid interest at a conversion price equal to the closing price of the Company’s common stock on the trading day immediately preceding the conversion date, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.19 ($3.80 as adjusted for the March Stock Split) (the “Floor Price”).

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

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

During the year ended December 31, 2025, the Company redeemed the Peak Debenture.

Index Equity – Related Party

On August 22, 2025 the Company entered into a Promissory Note, dated August 22, 2025 (the “Index 2025 Note”) with Index Equity US, LLC (the “Lender”) for the principal amount of $200,000. Under the terms of the Index 2025 Note the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $240,000 on or before the maturity date of October 21, 2025.However, if the Note is not fully funding, meaning the Lender has not disbursed the full $200,000 in funding installments—the Company is obligated to repay, in lieu of the full potential funding amount, a sum equal to 120% of the total amount actually funded and disbursed by the Lender under this Index 2025 Note. The repayment obligation in the event of partial funding is calculated as the funded amount multiplied by 1.20 and shall be due and payable in full on or before the Maturity Date. During the quarter ended on December 31, 2025, the Company repaid the principal balances.

Boot Capital

On December 15, 2025, the Company issued a promissory note (the “Boot Capital Note”) in favor of Boot Capital LLC in the principal amount of $87,750 for a purchase price of $75,000, representing an original issue discount of $12,750. Under the terms of the Boot Capital Note, beginning on January 15, 2026, the Company is required to make four payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $14,874, thereafter the payments will decrease to $7,932.56 for five payments. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. As of December 31, 2025 the principal balance amounted to $87,750.

Sixth Borough Partners

On October 8, 2025, the Company issued a promissory note (the “Sixth Borough Note”) in favor of Sixth Borough Partners LLC in the principal amount of $250,000. The note bears no interest, and the principal amount is due and payable on the sixth month anniversary of the issuance date, or the date of a qualified financing event as defined in the note. As of December 31, 2025 the principal balance amounted to $250,000.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

As of December 31, 2025 and December 31, 2024, notes payable consisted of the following:

	2025	2024
LV Note	$1,000,000	$5,000,000
2nd Lien Note	1,000,000	1,000,000
BCV Loan Agreement	-	2,100,000
Leighton	-	250,000
New BCV Loan Agreement	2,000,000	-
1800 Diagonal Note	-	21,467
Second 1800 Diagonal Note	-	27,222
Fifth 1800 Diagonal Note	29,211	-
Sixth 1800 Diagonal Note	22,762	-
Seventh 1800 Diagonal Note	33,037	-
Eighth 1800 Diagonal Note	239,200	-
Tenth 1800 Diagonal Note	154,400	-
Cash Advance Agreement	427,000	76,141
Second Cash Advance Agreement	-	149,828
First Closing Arena Debentures	-	138,889
Second Closing Debentures	-	2,222,222
Boot Capital Note	87,750	-
Sixth Borough Note	250,000	-
Member Note (related party) - $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing of the Resource Group acquisition closing	480,000
Gail Baird Foundation – Mortgage note payable with an original principal amount of $2,500,000 dated October 23, 2023 with a maturity date of April 21, 2025 and interest rate of 14% per annum plus an exit fee equal to 2% of outstanding principal at the time of payoff. Guaranteed by a former member of Resource Group, collateralized by land held by the Company and the entire principal balance due upon maturity. Despite the fact that the principal and accrued interest were not paid upon maturity, the lender has not declared the note in default and we continue to pay standard interest thereon	2,410,000	-
CCG Loan1 – Note payable with an original principal amount of $389,469 dated July 12, 2022 with a maturity date of April 12, 2026, interest rate of 10.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	38,362	-
CCG Loan2 – Note payable with an original principal amount of $507,935 dated August 26, 2022 with a maturity date of May 26, 2026, interest rate of 11.18% per annum, secured by underlying equipment and monthly payments of principal and interest.	62,506	-
CCG Loan3 – Note payable with an original principal amount of $428,446 dated October 13, 2023 with a maturity date of August 13, 2027, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	200,706	-
CCG Loan4 – Note payable with an original principal amount of $1,235,882 dated December 16, 2025 with a maturity date of December 16, 2029, interest rate of 12.50% per annum, secured by underlying equipment and monthly payments of principal and interest.	970,416	-

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

CCG Loan5 – Note payable with an original principal amount of $860,995 dated December 16, 2025 with a maturity date of December 16, 2029, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	665,995	-
John Deere Equipment – Note payable with an original principal amount of $91,778 dated March 4, 2022 with a maturity date of March 4, 2026, no interest and monthly principal payments.	3,824	-
Loeb – Note payable with an original principal amount of $3,196,215 dated September 7, 2023 with a maturity date of September 7, 2026, interest rate of 15.5% per annum during 2023 and 14.5% per annum during 2024, secured by underlying equipment and monthly payments of principal and interest with $1,796,979 due upon maturity. $2,601,704 of the proceeds were used to pay off the Garrington note as described above.	2,167,994	-
Index Loan 2 (related party) – Note payable dated November 8, 2022 due on demand and interest rate of 11.5% per annum	31,749	-
MCS (related party) – Note payable with an original principal amount of $5,050,517 dated January 31, 2023 with a maturity date of January 31, 2027, interest rate of 12.5% per annum, with the entire principal amount due upon maturity.	5,050,517	-
ZEI Seller Loan – Note payable with an original principal amount of $750,000 dated March 21, 2022 with a maturity date of April 30, 2025 and interest rate of 7% per annum and entire principal balance due upon maturity. The principal and accrued interest were not paid upon maturity. However, the lender has not declared the note in default and we continue to pay standard interest thereon	50,000	-
Moorback 6600 STA – Note payable with an original principal amount of $312,350 dated January 31, 2024 with a maturity date of February 28, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	220,850	-
Blending Line STA – Note payable with an original principal amount of $94,605 dated February 1, 2024 with a maturity date of March 5, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	66,890	-
Dollinger Bridge – Note payable with an original principal amount of $600,000 dated July 25, 2024 with a maturity date of October 23, 2024, interest rate of 14% per annum, with the entire principal amount due upon maturity. Subsequent to December 31, 2024, the note was extended to December 31, 2025. During the quarter ended December 31, 2025, the Company paid off the Dollinger Bridge note with a reduced amount of $195,860 which has been recorded as debt forgiveness and included in other income. As of December 31, 2025, there is no principal balance.	-	-
911 Grapple Truck – Note payable with an original principal amount of $305,985 dated September 1, 2024 with a maturity date of August 30, 2029, interest rate of 7.74% per annum, secured by underlying equipment and monthly payments of principal and interest.	240,175	-
Ford T350 – Note payable with an original principal amount of $39,066 dated October 1, 2024 with a maturity date of September 30, 2029, interest rate of 9% per annum, secured by underlying equipment and monthly payments of principal and interest.	35,169	-
Allegiant Partners Incorporated - Note payable with an original principal amount of $425,800 dated October 17, 2025 with a maturity date of October 25, 2030, interest rate of 11.26% per annum, secured by underlying equipment and monthly payments of principal and interest.	415,115	-
John Deere Equipment 2 - Note payable with an original principal amount of $256,402 dated December 10, 2025 with a maturity date of November 10, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	245,719	-

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

John Deere Equipment 3 - Note payable with an original principal amount of $368,317 dated December 10, 2025 with a maturity date of November 10, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	360,644	-
John Deere Equipment 4 - Note payable with an original principal amount of $306,239 dated December 19, 2025 with a maturity date of December 19, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	306,239	-

MCA2-Unique Funding Solutions - Cash advance agreement dated May 6, 2025 with a maturity date of November 13, 2025 and weekly estimated payments of $22,192. The principal balance has not been paid upon maturity. However, the lender has not declared the note in default.	124,229	-
MCA3-CFG Merchant Solutions - Cash advance agreement dated June 20, 2025 with a maturity date of May 13, 2026 and weekly estimated payments of $17,443.	595,465	-
MCA4-Greyhaven Partners - Cash advance agreement dated June 26, 2025 with a maturity date of October 12, 2025 and weekly estimated payments of $8,128. December 31, 2025, there is no principal balance.	-	-
BMO Note payable – Note payable with an original principal amount of $861,485 dated August 22, 2022 with a maturity date of September 30, 2028, interest rate of 6.35% per annum, secured by underlying equipment and monthly payments of principal and interest.	433,512	-
Huntington Note Payable – Note payable with an original amount of $317,571 dated December 23, 2022 with a maturity date of December 31, 2028, interest rate of 7.29% per annum, secured by underlying equipment and monthly payments of principal and interest.	175,925	-
Xerox Copier Note Payable – Note payable with an original amount of $10,423 dated July 1, 2020 with a maturity date of September 30, 2025, interest rate of 4% per annum, secured by underlying equipment and monthly payments of principal and interest	1,626	-
PNC Equipment Finance – Note payable with an original amount of $158,429 dated December 27, 2022 with a maturity date of January 31, 2029, interest rate of 8% per annum, secured by underlying equipment and monthly payments of principal and interest.	90,805	-
SMFL Note Payable – Note payable with an original amount of $357,260 dated December 27, 2022 with a maturity date of January 31, 2029, no interest, secured by underlying equipment and monthly payments of principal and interest.	178,630	-
Verdant – Note payable with an original amount of $496,993 dated September 18, 2022 with a maturity date of October 16, 2027, interest rate of 6.67% per annum, secured by underlying equipment and monthly payments of principal and interest	132,909	-
MCA3-CFG Merchant Solutions - Cash advance agreement dated March 21, 2025 with a maturity date of January 21, 2026 and weekly estimated payments of $18,818.	256,807	-
MCA4 - Cedar Advance- Cash advance agreement dated June 16, 2025 with a maturity date of December 16, 2026 and weekly estimated payments of $6,000.	91,800	-
MCA5-MCA Servicing Company Cash advance agreement dated June 25, 2025 with a maturity date of October 11, 2025 and weekly estimated payments of $8,128. As of December 31, 2025, there is no principal balance.	-	-
International HZ620 Loan - Note payable with an original principal amount of $173,370 dated July 29, 2025 with a maturity date of July 29, 2031, 7.71% interest and monthly principal payments.	163,715	-

Total	21,511,653	10,985,769
Less: debt discount	(749,450)	(1,124,157)
Total debt	20,762,203	9,861,612
Less: current maturities, net	(12,518,525)	(8,361,655)
Long-term debt, net	$8,243,678	$1,499,957

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

8.	Notes Payable and Notes Payable – Related Party (cont.)

Scheduled maturities of notes payable is as follows for the years ending December 31:

2026	$12,768,525
2027	7,072,881
2028	965,852
2029	562,106
2030	142,289
21,511,653
Less: debt discount and debt issuance costs	(749,450)
Total debt	20,762,203
Less: current maturities	(12,518,525)
Long-term debt, net	$8,243,678

For the year ended December 31, 2025, the Company recognized amortization of debt issuance costs and debt discount of $2,083,887 on all debt outstanding. For the year ended December 31, 2024, the Company recognized amortization of debt issuance costs and debt discount of $2,189,008 on all debt outstanding. As of December 31, 2025, the unamortized debt issuance costs and discount amounted to $749,450.

9.	Business Combination and Acquisition of Assets

On February 7, 2024, the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). The MIPA provided that the aggregate consideration to be paid by the Company for the outstanding membership interests (the “Membership Interests”) of Majestic would consist of 500,000 shares of the Company’s restricted stock (25,000 as adjusted for the Stock Split, and 1,250 as further adjusted for the March Stock Split) the (“Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The MIPA and a related side letter provided that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration was to be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), the Company agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries. As of December 31, 2024, the Company has not incurred any amount related to the Profit Sharing Agreement. On October 30, 2024, the Company and the members of Majestic entered into an amendment to the MIPA. The amendment reduced the Cash Consideration for the purchase of Majestic from $500,000 to $154,675. Members receiving less than $5,000 were paid their share of Cash Consideration by October 30, 2024. Members receiving more than $5,000 were paid 50% of their consideration of on October 30, 2024 and the remaining 50% on December 1, 2024. However, one member was paid $60,000 over a 12-month term in monthly installments of $5,000. In conjunction with this acquisition, the Company incurred $38,423 of legal fees which have been capitalized to intangible assets. The Majestic acquisition is accounted for as an asset acquisition.

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
$589,675

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

9.	Business Combination and Acquisition of Assets (cont.)

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

On June 6, 2024, the Company completed the acquisition of all of the assets related to MyVONIA pursuant to the APA. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock (25,000 as adjusted for the Stock Split, and 1,250 as further adjusted for the March Stock Split). Of such shares, 200,000 shares of common stock (10,000 as adjusted for the Stock Split, and 500 as further adjusted for the March Stock Split) were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock (15,000 as adjusted for the Stock Split, and 750as further adjusted for the March Stock Split) issuable upon the achievement of certain benchmarks.

The additional consideration will be paid at each of the following events: 100,000 shares of common stock (5,000 as adjusted for the Stock Split, and 250 as further adjusted for the March Stock Split) at 2,500 Qualified Users, 100,000 shares of common stock (5,000 as adjusted for the Stock Split, and 250 as further adjusted for the March Stock Split) at 5,000 Qualified Users and 100,000 shares of common stock (5,000 as adjusted for the Stock Split, and 250 as further adjusted for the March Stock Split) at 10,000 Qualified Users. The purchase of MyVONIA was determined to be an acquisition of assets, of which intangible assets were acquired. The fair value of the purchase amounted to $103,800 which resulted from the 200,000 shares of common stock issued (10,000 as adjusted for the Stock Split, and 500 as further adjusted for the March Stock Split). As of the date of acquisition and September 30, 2025, the issuance of the contingent shares was not probable and thus not recorded. In conjunction with this acquisition, the Company incurred $35,439 of legal fees which have been capitalized to intangible assets.

The purchase consideration amounted to:

Equity compensation	$103,800

The following table summarizes the allocation of the purchase price to the assets acquired:

Intangible assets	$103,800

On June 2, 2025, the Company completed the acquisition of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Resource Group acquisition was executed, which amounted to 376,818 shares of common stock; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (which, subject to the approval of the Company’s stockholders and The Nasdaq Stock Market (“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock (450,000 as adjusted for the March Stock Split). In accordance with ASC 805, the Resource Group acquisition is accounted for as a business combination. The Resource Group acquisition was made for the purpose of primarily shifting the Company’s future business. The integration of Resource Group is expected to enhance the Company’s revenue profile, diversify its operations, and provide a scalable platform for expansion into additional engineered soil, logistics, and environmental service markets. Management believes this strategic alignment will allow the Company to capture synergies across its operational segments while creating long-term shareholder value. While Resource Group is expected to serve as the Company’s primary operational focus going forward, the Company will also continue to optimize and operate its legacy real estate assets and joint venture interests. In connection with this dual-track strategy, the Company is evaluating the most efficient path to manage its property portfolio while supporting the growth and operational scale of Resource Group.

The purchase consideration amounted to:

Note payable	$480,000
Equity compensation	9,232,582
$9,712,582

The total equity compensation was valued as follows: common stock at the closing price upon acquisition which amounted to $452,182, and the preferred stock at a value of $8,780,400 which was calculated at the estimated conversion price of the common stock with a discount for lack of marketability in the amount of 18.7% based upon a Black-Scholes Value mode

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

9.	Business Combination and Acquisition of Assets (cont.)

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Resource Group Acquisition:

Cash and cash equivalents	$309,556
Accounts receivable	927,808
Inventory	949,670
Prepaid expenses and other current assets	47,352
Land	1,500,000
Property and equipment	9,220,199
Intangible assets and goodwill	18,066,933
Right of use assets	319,468
Accounts payable and accrued expenses	(3,263,930)
Due to affiliates	(2,311,180)
Notes payable	(14,435,721)
Operating lease liabilities	(339,767)
Finance lease liabilities	(1,277,806)
$9,712,582

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2025 and 2024 assume the acquisition Resource Group was completed on January 1, 2024:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$15,171,540	$18,362,496
Pro-forma net loss	$(17,375,673)	$(13,384,742)

10.	Net Loss Per Share

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

At December 31, 2025, there were 664,333 warrants outstanding that could potentially dilute future net loss per share.

11.	Stockholder’s Equity

As of December 31, 2025, the Company has 18,934,833 (946,742 as adjusted for the March Stock Split) shares of common stock post-split issued and outstanding.

During the year ended December 31, 2025, the Company issued 342,548 shares of common stock (17,127 as adjusted for the March Stock Split) for the issuance of debt with a value of $413,239, as previously disclosed, as well as 83,333 shares of common stock (4,167 as adjusted for the March Stock Split) from the exercise of pre-funded warrants.

During the year ended December 31, 2025, the Company issued 980,141 shares of common stock (49,007 as adjusted for the March Stock Split) resulting from the conversion of an aggregate of $1,450,000 of Arena Debentures principal amount and accrued interest. Additionally, during the year ended December 31, 2025, the Company issued 1,031,644 shares of common stock (51,582 as adjusted for the March Stock Split) resulting from the conversion of an aggregate of $828,158 from the Holders principal amount and 606,566 shares of common stock resulting from the conversion of an aggregate of $758,255 from the Holders principal amount. The conversions were within the terms of the underlying agreements and no gain or loss was recorded and resulted in an aggregate of 2,618,341 (130,917 as adjusted for the March Stock Split) shares of common stock being issued with a value of $3,014,401.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

11.	Stockholder’s Equity (cont.)

During the year ended December 31, 2025, the Company issued an additional 309,692 shares of common stock (15,485 as adjusted for the March Stock Split) for cash, with a value of $560,422.

During the year ended December 31, 2025, the Company issued 300,000 shares of common stock (15,000 as adjusted for the March Stock Split) for services, with a total value of $346,508.

During the year ended December 31, 2025 the Company issued 7,446,014 shares of common stock (372,301 as adjusted for the March Stock Split) for warrant exercises, with a total value of $214,481.

The Company forgave $430,100 of related party debt during the year ended December 31, 2025 which has been recorded as an increase to additional paid in capital.

During the year ended December 31, 2025, the Company issued an aggregate of 2,618,341 shares of common stock (130,917 as adjusted for the March Stock Split) from the conversion of notes payable and accrued interest. Such conversions were within the terms of the underlying agreements and no gain or loss was recorded on these transactions.

During the year ended December 31, 2025, the Company issued 45,520 shares of common stock (2,276 as adjusted for the March Stock Split) for previously vested restricted stock units. Additionally, total stock based compensation amounted to $177,011 for the year ended December 31, 2025.

On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with Safe & Green Holdings Corp. (“SG Holdings”) pursuant to which the Company forgave and released SG Holdings from its obligations to us under that certain promissory note, dated August 9, 2023, in the principal amount of $908,323 and in respect of $815,522 of inter-company advances from the Company to SG Holdings (which amounts had been previously written off of on the Company’s balance sheet as of December 31, 2023) in exchange for SG Holdings forgiving $394,329 of intercompany debt owed to SG Holdings by the Company and for SG Holdings transferring 276,425 shares (the “Treasury Shares”) (13,821 as adjusted for the March Stock Split) of the Company’s Common Stock owned by SG Holdings to the Company. The Company initially is holding the Treasury Shares in its treasury. As a result of this agreement, SG Holdings is no longer be a stockholder of the Company. The total amount forgiven amounted to $391,524 and has been recorded in additional paid in capital.

On March 5, 2025, the Company approved a stock dividend from the Treasury Shares, which had no original cost to the Company. The record date for the stock dividend was April 7, 2025 and the dividend was distributed to stockholders after the close of trading on April 22, 2025. As of December 31, 2025, 112,763 shares of common stock (5,638 as adjusted for the March Stock Split) were issued and the Company still held 163,662 shares of treasury stock (8,183 as adjusted for the March Stock Split).

July 2025 Private Placement

On July 29, 2025, the Company entered into a Securities Purchase Agreement, dated June 29, 2025 (the “July Purchase Agreement”), with two investors (the “July 2025 Investors”), pursuant to which the Company sold to the July 2025 Investors in a private placement priced at-the-market consistent with Nasdaq rules 309,692 shares (the “July 2025 Shares”) of its common stock (15,485 as adjusted for the March Stock Split) at a purchase price equal to $0.9094 ($18.19 as adjusted for the March Stock Split), which was greater than the Nasdaq Official Closing Price immediately preceding the signing of the July Purchase Agreement, together with pre-funded warrants (the “July 2025 Pre-Funded Warrants”) exercisable for 173,681 shares of its common stock (8,684 as adjusted for the March Stock Split) at a purchase price of $0.9094 ($18.19 as adjusted for the March Stock Split) less the $0.0001 exercise price, and five-year warrants (the “July 2025 Warrants”) to purchase 483,372 shares of its common stock (24,168 as adjusted for the March Stock Split) (with an exercise price of $0.9094 per share ($18.19 as adjusted for the March Stock Split)) at a purchase price of $0.125 per Warrant. for aggregate gross proceeds of $560,422 (the “July Offering”). During the year ended December 31, 2025, the Company issued 85,777 shares of common stock (4,289 as adjusted for the March Stock Split) from the exercise of July 2025 Warrants.

In connection with the July Offering, the Company also entered into a Waiver and Consent with the Arena Investors effective June 29, 2025, pursuant to which they waived their rights under their existing Securities Purchase Agreement to object to the Company entering into variable rate transactions. As consideration for this waiver, the Company issued the Arena Investors a five-year pre-funded warrant to purchase 100,000 shares of common stock (5,000 as adjusted for the March Stock Split) at a nominal exercise price of $0.0001 per share. Additionally, the Arena Investors were issued 108,548 shares of common stock (5,427 as adjusted for the March Stock Split) in connection with a Waiver and Consent as part of the Assign Agreement. During the year ended December 31, 2025, the Arena Investors were also issued an additional 44,296 shares of common stock (2,215 as adjusted for the March Stock Split) in accordance with their original underlying agreement.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

11.	Stockholder’s Equity (cont.)

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

In connection with the EP Agreement, the Company issued to Peak One’s designee 100,000 shares of its restricted common stock (5,000 as adjusted for the Stock Split and 250 as further adjusted for the March Stock Split) as commitment shares. As of December 31, 2024, the Company has sold approximately 986,000 shares (49,300 as adjusted for the Stock Split and 2,465 as further adjusted for the March Stock Split) under the EP Agreement with a value of $750,719. As of December 31, 2025, the EP Agreement has been terminated.

ELOC

On August 12, 2024, the Company also entered into an ELOC Purchase Agreement, which was amended on August 30, 2024, (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II, LTD (“Arena Global”), pursuant to which the Company had the right, but not the obligation, to direct Arena Global to purchase up to $50.0 million (the “Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the ELOC Purchase Agreement, which includes, but is not limited to, filing a registration statement with the SEC and registering the resale of any shares sold to Arena Global. Further, under the ELOC Purchase Agreement and subject to the Commitment Amount, the Company had the right, but not the obligation, to submit an Advance Notice (as defined in the ELOC Purchase Agreement) from time to time to Arena Global calculated as follows: (a) if the Advance Notice is received by 8:30 a.m. Eastern Time.

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

In connection with the ELOC Purchase Agreement the Company agreed, among other things, to issue to Arena Global, in two separate tranches, as a commitment fee, that number of shares of the Company’s restricted common stock equal to (i) with respect to the first tranche, 925,000 (46,250 as adjusted for the Stock Split and 2,313 as further adjusted for the March Stock Split) shares of common stock together with a warrant (the “Arena Global Warrant”) to purchase 1,075,000 (53,750 as adjusted for the Stock Split and 2,688 as further adjusted for the March Stock Split) shares of the Company’s common stock, at an exercise price of $4.00 ( $80.00 per share as adjusted for the Stock Split and $1,600 as further adjusted for the March Stock Split) (the “Commitment Fee Warrant Shares” and together with the 925,000 (46,250 as adjusted for the Stock Split and 2,313 as further adjusted for the March Stock Split) shares of Common Stock issued to Arena Global, the “Initial Commitment Fee Shares”) and (ii) with respect to the second tranche, $250,000 divided by the simple average of the daily VWAP (as defined in the ELOC Purchase Agreement) of the Company’s common stock during the five trading days immediately preceding the three month anniversary of the effectiveness of the registration statement on which the Initial Commitment Fee Shares were registered (the “Second Tranche Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, the “Commitment Fee Shares”).

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

11.	Stockholder’s Equity (cont.)

The ELOC Purchase Agreement also had a provision that provided for the issuance of additional shares of the Company’s common stock as commitment fee shares in the event the value of the Initial Commitment Fee Shares is less than $500,000 measured during a specified period and the value of the Second Tranche Commitment Fee Shares is less than $250,000 measured during a specified period.

In connection with the ELOC Purchase Agreement, the Company agreed to file a registration statement registering the common stock issued or issuable to Arena Global under the Arena ELOC for resale with the SEC within 30 calendar days of the Arena ELOC.

The obligation of Arena Global to purchase the Company’s common stock under the ELOC Purchase Agreement began on the date of the ELOC Purchase Agreement, and ends on the earlier of (i) the date on which Arena Global shall have purchased common stock pursuant to the ELOC Purchase Agreement equal to the Commitment Amount, (ii) thirty six (36) months after the date of the Arena ELOC or (iii) written notice of termination by the Company (the “Commitment Period”). As of September 30th, 2025, there have been no share issuances under the ELOC Purchase Agreement. On July 29th, 2025, the Company entered into a Waiver and Consent (the “Arena Waiver”) with Arena Business Solutions Global SPC II, LTD (“Arena Business Solutions Global”), effective June 29, 2025, pursuant to which Arena Business Solutions Global agreed to waive any rights it has under the Securities Purchase Agreement by and between it and the Company, dated as of August 12, 2024, as amended on August 30, 2024 and November 15, 2024, with respect to, and consents to the Company entering into variable rate transactions. In consideration for the Arena Waiver, the Company agreed to issue to Arena Business Solutions Global a five-year pre-funded warrant exercisable for 100,000 shares of its common stock at a strike price of $0.0001 per share (the “Arena Pre-Funded Warrant”). On August 4th, 2025, the Company terminated the ELOC Purchase Agreement.

October Private Placement Agreement

On October 16, 2025, the Company entered into a securities purchase agreement (the “October Purchase Agreement”) with institutional investors (the “Purchasers”) for the issuance and sale in a private placement transaction (the “October Private Placement”) of 360,000 shares of a newly designated series of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) convertible at an initial conversion price of $1.36 per share ($27.20 as adjusted for the March Stock Split) into 6,617,647 shares of common stock (330,882 as adjusted for the March Stock Split) and common warrants (the “October Warrants”) to purchase up to 6,617,647 shares of common stock (330,882 as adjusted for the March Stock Split) exercisable at an initial exercise price of $1.36 per share ($27.20 as adjusted for the March Stock Split), subject, among other things, to adjustment, shareholder approval and certain beneficial ownership limitations set by each holder, for a combined purchase price of $25.00 for each share of Series B Preferred Stock and accompanying October Warrants, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The October Private Placement closed on October 17, 2025.  The net proceeds to the Company from the Private Placement were approximately $8 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company.

During the year ended December 31, 2025, 32,189 shares of Series B Preferred Stock were converted into common stock. Additionally, during the year ended December 31, 2025, the Company issued 7,360,420 shares of common stock (368,012 as adjusted for the March Stock Split) from the exercise of October Warrants.

Additionally, the Company recorded a derivative liability associated with certain embedded features in the Series B Preferred Stock. These instruments were classified as liabilities at fair value in accordance with ASC 815 due to their settlement provisions and other contractual terms. See below for a description of the terms of the Series B Preferred Stock. The Company measured its bifurcated embedded derivative liability at October 16, 2025 and December 31, 2025, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liability was measured using a Monte Carlo valuation model. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. The initial amount of the derivative liability amounted to $3,631,210 and has been recorded as deemed dividend to the preferred shareholders.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

11.	Stockholder’s Equity (cont.)

 Preferred Shares

Series A - As of December 31, 2025, the Company has 938,847 shares of preferred Series A stock issued and outstanding. The Series A preferred stockholders is not be entitled to receive any dividends or distributions. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Convertible Preferred Stock are entitled to be paid, with respect to each share of Series A Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount in cash per share of Series A Convertible Preferred Stock equal to the Stated Value (the amount payable pursuant to this sentence is hereinafter referred to as the “Liquidation Value”). After payment of the Liquidation Value as set forth above, the shares of Series A Convertible Preferred Stock shall no longer be deemed to be outstanding and the holders thereof shall have no further rights as holders of Series A Convertible Preferred Stock. Except as otherwise required by law, the Series A Convertible Preferred Stock shall have no voting rights; provided, however, as long as any shares of Series A Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend this Certificate of Designation. Subject to, and following, the approval by the Company’s stockholders of the issuance of Corporation’s Common Stock upon the conversion of the Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock shall thereafter be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into six (6) fully paid and nonassessable shares of Common Stock (the “Conversion Ratio”) (0.30 per share as adjusted for the March Stock Split). Shares of Series A Convertible Preferred Stock may not be redeemed by the Corporation absent the consent of the holder thereof. Redeemed shares of Series A Convertible Preferred Stock shall return to the status of and constitute authorized but unissued shares of Preferred Stock, without classification as to series until such shares are once more classified as a particular series by the Board of Directors pursuant to the provisions of the Articles of Incorporation.

Series B - As of December 31, 2025, the Company has 327,811 shares of preferred Series B stock issued and outstanding. The Series B preferred stockholders shall be entitled to receive, and the Company shall pay, but only out of any funds legally available for the declaration of dividends, annual non-compounding dividends payable at the rate per share (as a percentage of the Stated Value per share of Series B Non-Voting Convertible Preferred Stock) of 9% per annum. Dividends on shares of Series B Non-Voting Convertible Preferred Stock accrue and are cumulative from the issuance date and accrue from day to day thereafter for so long as Series B Non-Voting Convertible Preferred Stock is outstanding. Dividends may be declared and paid on Series B Non-Voting Convertible Preferred Stock when and as determined by the Board of Directors of the Company out of any funds legally available for such purpose. Dividends are payable (i) on each Conversion Date (with respect only to Series B Non-Voting Convertible Preferred Stock being converted), (ii) on each such other date as the Board of Directors of the Company may determine; (iii) upon Liquidation and (iv) upon occurrence of a Fundamental Transaction (each such date, a “Dividend Payment Date”), in cash or, solely in the event of (i) above, in cash or in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock (as determined by the Company), (the amount to be paid in shares of Common Stock, the “Dividend Share Amount Payment”); provided, however, that upon the conversion of Series B Non-Voting Convertible Preferred Stock prior to the Mandatory Conversion Date, the Corporation shall also pay to the holders of Series B Non-Voting Convertible Preferred Stock so converted, an amount equal to the Make-Whole Amount, less the amount of all prior dividends made on such converted Series B Non-Voting Convertible Preferred Stock before the relevant Conversion Date (the “Make-Whole Payment”), payable at the option of the Company, in cash or in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock. With respect to any Dividend Share Amount Payments and Make-Whole Payments paid in shares of Common Stock, the number of shares of Common Stock to be issued to a Holder shall be an amount equal to the quotient of (x) the amount of the Dividend Shares Amount and Make-Whole Payment payable to such Holder divided by (y) the lower of (a) the Conversion Price then in effect and (b) the VWAP on the Trading Day prior to the applicable Conversion Date (the lower of (a) and (b), the “Dividend Conversion Price”), provided that the Dividend Conversion Price shall not be less than the Floor Price. If the Dividend Conversion Price is lower than the Floor Price and the Company elects to pay the Dividend Share Amount Payment and Make-Whole Payment in shares of Common Stock, in addition to the number of shares of Common Stock payable calculated using the Floor Price, the Company shall pay the holder an amount in cash equal to the product of (A) any Bid Price selected by Holder for the Company’s Common Stock as published on Bloomberg within one hour preceding the submission of the Conversion Notice by the holder, and (B) the difference obtained by subtracting (1) the quotient obtained by dividing (a) the amount of the dividend payable to such Holder by (b) the Floor Price, from (2) the quotient obtained by dividing (x) the amount of the dividend payable to such Holder by (y) the Dividend Conversion Price without giving effect to the Floor Price. As previously disclosed, the Make-Whole Payment has been determined to be a derivative liability.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

11.	Stockholder’s Equity (cont.)

Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder shall be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Non-Voting Convertible Preferred Stock if such shares had been converted to Common Stock immediately prior to such liquidation (without giving effect for such purposes to the Beneficial Ownership Limitation are set forth subject to the preferential rights of holders of any class or series of Capital Stock of the Company specifically ranking by its terms senior to the Series B Non-Voting Convertible Preferred Stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily.

Except as otherwise provided herein or as otherwise required by the law, the Series B Non-Voting Convertible Preferred Stock shall have no voting rights. However, as long as any shares of Series B Non-Voting Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Non-Voting Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Non-Voting Convertible Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series B Non-Voting Convertible Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series B Non-Voting Convertible Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

On the Mandatory Conversion Date, which is the five year anniversary of the issuance date, all outstanding shares of Series B Non-Voting Convertible Preferred Stock and, to the extent that the Company elects to pay dividends in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock, all accrued but unpaid dividends thereon through and including the Mandatory Conversion Date shall be automatically converted into shares of Common Stock at the Conversion Price of $1.36 ($27.20 as adjusted for the March Stock Split); provided, however, that to the extent that an Automatic Conversion would result in a holder and its other Attribution Parties (as defined below) exceeding the Beneficial Ownership Limitation(as such term is defined in the Certificate of Designations), if applicable, then such holder’s Series B Non-Voting Convertible Preferred Stock shall not be automatically converted into Common Stock and shall remain outstanding, and such holder shall benefit from all preferences and rights set forth in this Certificate of Designations (except that the provisions set forth in Section 7(c) shall immediately terminate and be of no further force and effect) to such extent (and shall not be entitled to beneficial ownership of such shares of Common Stock as a result of such Automatic Conversion (and beneficial ownership) to such extent), and the shares of Common Stock issuable upon the automatic conversion of Series B Non-Voting Convertible Preferred Stock to such extent shall be held in abeyance for such holder until such time or times as conversion of such Series B Non-Voting Convertible Preferred Stock would not result in such holder and its other Attribution Parties exceeding the Beneficial Ownership Limitation set forth in Section 6(d), at which time or times such holder shall be issued such shares of Common Stock (and any shares of Common Stock granted or issued with respect to the shares of Common Stock issuable upon conversion of Series B Non-Voting Convertible Preferred Stock to be held similarly in abeyance) to the same extent as if there had been no such limitation. Upon an Automatic Conversion, subject to the limitations set forth in the preceding sentence, the outstanding shares of Series B Non-Voting Convertible Preferred Stock shall be converted automatically without any further action by the Holders of such shares.

Each share of Series B Non-Voting Convertible Preferred Stock shall be convertible, at any time and from time to time from and after the Issuance Date through the Mandatory Conversion Date, at the option of the Holder thereof, into a number of shares of Common Stock (subject to the limitations set forth in Section 6(d)) equal to the sum of (A) the quotient of (i) the aggregate Stated Value of those shares being converted, divided by (ii) the Conversion Price, plus (B) to the extent that the Corporation elects to pay the Dividend Share Amount Payment and Make-Whole Payment pursuant to Section 3 hereof in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock, the quotient of (X) the sum of all accrued but unpaid dividends thereon plus the Make-Whole Payment, divided by (Y) the Dividend Conversion Price. Holders shall effect conversions by providing the Corporation with the form of Notice of Conversion.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

11.	Stockholder’s Equity (cont.)

Warrants

In conjunction with the issuance of debentures issued in February and March 2024 to Peak One Opportunity Fund, L.P (“Peak One”), the Company issued warrants to purchase an aggregate of 250,000 shares of common stock. (12,500 as adjusted for the Stock Split and 625 as further adjusted for the March Stock Split) (“Peak Warrants”). The Peak Warrants each expire five years from their respective date of issuance. The Peak Warrants each are exercisable, at the option of the holder, at any time, for up to 125,000 shares of common stock (6,250 as adjusted for the Stock Split and 313 as further adjusted for the March Stock Split) of the Company at an exercise price equal to $2.53 ($50.60 as adjusted for the Stock Split and $1,012 as further adjusted for the March Stock Split), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split and $156 as further adjusted for the March Stock Split). The initial fair value of the Peak Warrants amounted to an aggregate of $124,363 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.22%
Contractual term	5 years
Dividend yield	0%
Expected volatility	131%

In conjunction with the issuance of additional debentures issued to Peak One in April and May 2024, the Company issued warrants to purchase an aggregate of 525,000 shares of common stock (26,250 as adjusted for the Stock Split and 1,313 as further adjusted for the March Stock Split). The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 262,500 and 262,500 shares of common stock (13,125 as adjusted for the Stock Split and 656 as further adjusted for the March Stock Split) of the Company at an exercise price equal to $0.65 and $0.76 ($13 and $15.20 as adjusted for the Stock Split and $260 and $304 as further adjusted for the March Stock Split), respectively, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.39 ($7.80 as adjusted for the Stock Split and $156 as further adjusted for the March Stock Split). The initial fair value of warrants amounted to an aggregate of $188,074 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.52 – 4.65%
Contractual term	5 years
Dividend yield	0%
Expected volatility	133-138%

In conjunction with the issuance of First Closing Arena Debentures in August 2024, the Company issued warrants to purchase an aggregate of 1,299,242 shares of common stock (64,962 as adjusted for the Stock Split and 3,248 as further adjusted for the March Stock Split). The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 1,299,242 shares of common stock (64,962 as adjusted for the Stock Split and 3,248 as further adjusted for the March Stock Split) of the Company at an exercise price equal to $0.279 ($5.58 as adjusted for the Stock Split and $111.60 as further adjusted for the March Stock Split), subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the First Closing Arena Warrants agreement. The initial fair value of warrants amounted to an aggregate of $214,267 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	3.75%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

11.	Stockholder’s Equity (cont.)

In conjunction with the issuance of Second Closing Debentures in October 2024, the Company issued warrants to purchase an aggregate of 170,892 shares of common stock (8,545 as further adjusted for the March Stock Split). The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 170,892 shares of common stock (8,545as further adjusted for the March Stock Split) of the Company at an exercise price equal to $3.476 ($69.52 as further adjusted for the March Stock Split) subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the Second Closing Warrants agreement. The initial fair value of warrants amounted to an aggregate of $390,939 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.07%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

In conjunction with the issuance of Third Closing Debentures in April 2025, the Company issued warrants to purchase an aggregate of 461,043 shares of common stock (23,052 as further adjusted for the March Stock Split). The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, for up to 461,043 shares of common stock (23,052 as further adjusted for the March Stock Split) of the Company at an exercise price equal to $1.6215($32.43 as further adjusted for the March Stock Split) subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the Second Closing Warrants agreement. The initial fair value of warrants amounted to an aggregate of $170,811 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	125%

In conjunction with the October Private Placement, the Company issued warrants to purchase an aggregate of 6,617,647 shares of common stock (330,882 as further adjusted for the March Stock Split). The warrants each expire two and one-half years from their respective date of issuance. The October Warrants issued in the October Private Placement were not exercisable until the shareholders of the Company approve the issuance of all shares of Common Stock pursuant to the terms of the October Warrants (which approval was obtained on December 8, 2025 and will expire two and one-half years following such approval (the “Termination Date”). In the case of certain Dilutive Issuances (as such term is defined in the Warrant) the exercise price and the number of shares issuable under the Warrants will be adjusted; provided, however that the exercise price shall not be adjusted to be below the Floor Price.

Warrant activity for the year ended December 31, 2025 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Warrants	Warrants	Price	(Years)	Value
Outstanding and exercisable - January 1, 2025	17,897	$80.20	4.6	-
Granted	391,787	21.60
Exercised	(376,467)
Outstanding and exercisable - December 31, 2025	33,217	$22.60	3.6	$-

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

12.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 200,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (“2023 Plan”). The 2023 Plan expires February 2033 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan automatically increases on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, by a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. On January 1, 2024, 459,000 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. On January 1, 2025, 66,784 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. In August 2025, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to increase the number of shares authorized for issuance thereunder by 1,200,000 shares of common stock. Stockholders approved this amendment on September 29, 2025. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $177,011, which is included in the payroll and related expenses in the accompanying consolidated statement of operations. The Company used the simplified or plain vanilla method of estimating the term of the granted restricted stock units. This expense resulted from restricted stock units granted in 2024 that were issued at a fair value of $0.28 ($5.60 as further adjusted for the March Stock Split) which represented the closing price of the Company’s common stock. The fair value of these units upon issuance amounted to $354,000. As of December 31, 2025, there was a total of $0 of unrecognized compensation costs related to non-vested restricted stock units. As of December 31, 2025, there were 289,859 shares of the Company’s common stock available for issuance under the 2023 Plan.

The following table summarized restricted stock unit Activities during the year ended December 31, 2025:

Number of Shares
Non – vested balance at January 1, 2025	31,250
Granted	-
Vested	(31,250)
Forfeited/Expired	-
Non – vested balance at December 31, 2025	-

13.	Leases

The Company leases various equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately one year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2025

Operating Leases
Right-of-use assets		$290,092

Current liabilities	Lease liability, current maturities	60,446
Non-current liabilities	Lease liability, net of current maturities	250,119
Total operating lease liabilities		$310,565

Weighted Average Remaining Lease Term
Operating leases		5.13
Weighted Average Discount Rate
Operating leases		8%

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

13.	Leases (cont.)

The Company leases various equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately one year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2025

Finance Leases
Right-of-use assets (included in property and equipment)		$2,110,471

Current liabilities	Lease liability, current maturities	183,359
Non-current liabilities	Lease liability, net of current maturities	982,887
Total finance lease liabilities		$1,166,246

Weighted Average Remaining Lease Term
Finance leases		3.17
Weighted Average Discount Rate
Finance leases		8%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Operating
2026	$288,189
2027	288,189
2028	288,189
2029	288,189
2030	277,236
Thereafter	65,155
Total lease payments	1,495,147
Less: Imputed interest	(328,901)
Present value of lease liabilities	$1,166,246

14.	Related Party Transactions

As disclosed in Note 11, on January 29, 2025, the Company entered into a Mutual Release with SG Holdings in regards to amounts due as well as other amounts between the Company and SG Holdings. The total amount forgiven amounted to $391,524 and has been recorded in additional paid in capital.

As of December 31, 2025 and December 31, 2024 included in accounts payable and accrued expenses is $610,000 and $460,000, respectively, due to the Company’s board members. This includes pro-rated cash retainers for the 3rd and 4th quarter of 2024 and 1st quarter of 2025.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

14.	Related Party Transactions (cont.)

As of December 31, 2025, the Company had $2,094,833 due to related parties. These amounts resulted from advances from affiliates of the Company and are non-interest bearing and due on demand.

As disclosed in Note 8, the Company has notes payable from related parties in the amount of $5,562,266 as of December 31 2025.

The Company forgave an additional $430,100 of related party debt during the year ended December 31, 2025 which has been recorded as an increase to additional paid in capital.

The Company incurred consulting fees from Marc Brune, father of Nicolai Brune, Chief Financial Officer, in the amount of $255,000 and $120,000 during the years ended December 31, 2025 and 2024, respectively.

The Company employs Derek Villarreal, son of David Villarreal, Chief Executive Officer, and incurred payroll expenses of $140,000 and $140,000 during the years ended December 31, 2025, and 2024, respectively.

During the year ended December 31, 2025, the Company paid $200,000 for a prepaid amount towards the purchase of property and equipment, from an entity related to a member of the Resource Group.

As part of the acquisition of Resource Group, the Company acquired an intangible asset in the amount of $6,368,100, which was originally owned by a related party of the members of Resource Group. The original owner is no longer a related party of the Company.

15.	Commitments and Contingencies

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

16.	Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Financial Officer, determined that the Company organized its operations into four segments as of December 31, 2025: real estate development, technology, compost sales and logistics. The compost sales and logistics segments are currently the Company’s main focus. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The CODM used the below financial information to assess financial performance and allocate resources. Information for the Company’s segments, is provided in the following table:

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
Fiscal Year Ended December 31, 2025
Revenue	$-	$18,170	$2,266,984	$5,935,295	$8,220,449
Cost of revenue	-	11,800	856,508	4,960,866	5,829,174
Operating expenses:					-
Payroll and related expenses	1,622,496	11,214	716,378	887,169	3,237,257
Professional and consulting fees	2,214,658	-	330,157	30,687	2,575,502
Other operating expenses	3,101,206	2,700	1,407,592	526,902	5,038,400
Impairment loss	687,613	278,199	-	-	965,812
Bad debt expense	3,025,000	-	-	-	3,025,000
Total operating expenses	10,650,973	292,113	2,454,127	1,444,758	14,841,971
Operating loss	(10,650,973)	(285,743)	(1,043,651)	(470,329)	(12,450,696)
Other income (expense)	(2,254,553)	(7,324)	(871,306)	(373,220)	(3,506,403)
Net loss	$(12,905,526)	$(293,067)	$(1,914,957)	$(843,549)	$(15,957,099)
Total assets	$2,689,528	1,821	$30,251,841	$2,533,471	$35,476,561

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

16.	Segment Reporting (cont.)

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
Fiscal Year Ended December 31, 2024
Revenue	$-	$207,552	$-	$-	$207,552
Cost of revenue	-	182,656	-	-	182,656
Operating expenses:			-	-
Payroll and related expenses	3,442,508	179,510	-	-	3,622,018
Professional and consulting fees	963,768	-	-	-	963,768
Other operating expenses	1,874,379	123,637	-	-	1,998,016
Bad debt expense	-	-	-	-	-
Total operating expenses	6,280,655	303,147	-	-	6,583,802
Operating loss	(6,280,655)	(278,251)	-	-	(6,558,906)
Other income (expense)	(2,349,569)	-	-	-	(2,349,569)
Net loss	$(8,630,224)	$(278,251)	$-	$-	$(8,908,475)
Total assets	$12,534,591	$219,201	$-	$-	$12,753,792

17.	Deconsolidation and Discontinued Operations

As disclosed in Note 2, during the year ended December 31, 2025, the Company deconsolidated the activities of Sugar Phase. Upon deconsolidation, the Company accounts for its investment in Sugar Phase on the equity method. The effect of the Deconsolidation resulted in a derecognition of $1,458,927 of assets, $832,121 of liabilities, and $66,667 in the carrying value of the non-controlling interest in Sugar Phase. There was no gain or loss recognized in the deconsolidation as the carrying value of the Company’s investment equated the fair value of its investment. The assets and liabilities of Sugar Phase at the time of deconsolidation amounted to the following:

Assets:
Cash	$28,970
Prepaid expenses and other current assets	88,109
Total current assets	117,079

Land	601,519
Property, plant and equipment, net	740,329
Total long-term assets	1,341,848

Liabilities:
Accounts payable and accrued expenses	37,600
Short-term notes payable, net	794,521
$832,121

As disclosed in Note 2, during the year ended December 31, 2025, the Company deconsolidated the activities of Pulga. Upon deconsolidation, the Company accounts for its investment in Pulga pursuant to the equity method. The effect of the Deconsolidation resulted in a derecognition of $164,895 of assets, $0 of liabilities, and $164,895 in the carrying value of the non-controlling interest in Pulga. There was no gain or loss recognized in the deconsolidation as the carrying value of the Company’s investment equated the fair value of its investment. The assets and liabilities of Pulga at the time of deconsolidation amounted to the following:

Assets:
Land	$164,895
Total long-term assets	$164,895

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

17.	Deconsolidation and Discontinued Operations (cont.)

The assets and liabilities associated with discontinued operations were as follows at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024

Assets of Discontinued Operations
Current assets of discontinued operations:
Cash		$-	$68,436
Prepaid assets and other current assets		-	44,413
Current Assets of Discontinued Operations		-	112,849

Land		-	582,395
Property and equipment, net		-	540,711
Equity-based investments			-

Total Assets of Discontinued Operations	$		$1,123,106

Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable and accrued expenses		$-	$7,355
Short-term notes payable, net		-	338,066
Total Current Liabilities of Discontinued Operations		$-	$345,421

18.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year end and period ended December 31, 2025 and 2024:

Deferred:	2025		2024
Federal		$(3,967,186)	$(1,790,407)
State and local		(269,077)	(125,018)
Total deferred		(4,236,263)	(1,915,425)
Total provision (benefit) for income taxes		(4,236,263)	(1,915,425)
Less: valuation reserve		4,236,263	1,915,425
Income tax provision	$		$-

A reconciliation of the federal statutory rate to 0.0% for the years ended December 31, 2025 and December 31, 2024 to the effective rate for income from operations before income taxes is as follows:

Benefit for income taxes at federal statutory rate	21.0%
State and local income taxes, net of federal benefit	1.4
Less valuation allowance	(22.4)
Effective income tax rate	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets at December 31, 2025 and 2024 as follows:

	2025	2024
Net operating loss carryforward	$6,706,153	$1,790,468
Stock-based compensation	519,423	480,233
Depreciation	(1,073,888)	-
Valuation allowance	(6,151,688)	(2,270,701)
Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased by $4,236,263 and $1,915,425 during the year ended December 31, 2025 and the year ended December 31, 2024, respectively.

RenX Enterprises Corp.

Notes to Financial Statements

For the Year Ended December 31, 2025 and 2024

18.	Income Taxes (cont.)

As of December 31, 2025, the Company had a net operating loss carryforward of approximately $30,000,000 for Federal and State tax purposes. This net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2025 and 2024, the Company has no unrecognized tax positions, including interest and penalties. The 2022 tax year is still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

19.	Subsequent Events

On January 26, 2026, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days (December 5, 2025 through January 20, 2026), the Company’s common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “RENX.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until July 27, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of the Company’s common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify the Company if it determines it is in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies.

If, however, the Company does not achieve compliance with the Minimum Bid Price Requirement by July 27, 2026, the Company may be eligible for additional time to comply. In order to be eligible for such additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period.

The Company is actively monitoring the bid price of its common stock following the March 26, 2026 reverse stock split and will consider any further available options as necessary to regain and maintain compliance with the Nasdaq listing requirements.

On February 12, 2026, the Company entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) with certain institutional investors (the “February 2026 Purchasers”) for the issuance and sale in a private placement transaction (the “February 2026 Private Placement”) of Senior Convertible Notes (“February 2026 Notes”) in the aggregate principal amount of $6,042,985.39. The February 2026 Notes bear interest at a rate of 12% per annum, mature 13 months from the date of issuance and, without taking into account any accrued and unpaid interest, are initially convertible, at the option of the holder, into an aggregate of 21,505,287 shares of the Company’s common stock (1,075,264 as further adjusted for the March Stock Split), par value $0.001 (the “Common Stock”), at a conversion price of $0.281 per share ($5.62 as further adjusted for the March Stock Split) (the “Conversion Price”). In connection with the February 2026 Private Placement, the Company also issued the February 2026 Purchasers warrants (collectively, the “February 2026 Warrants”) to purchase an aggregate of 38,751,991 shares of Common Stock (1,937,600 as further adjusted for the March Stock Split) (which is equal to the face value of the February 2026 Notes divided by the exercise price of the February 2026 Warrants), of which (i) February 2026 Warrants to purchase 21,505,287 shares of Common Stock (1,075,264 as further adjusted for the March Stock Split) (the “First Warrants”) are exercisable immediately upon issuance and (ii) Warrants to purchase 17,246,704 shares of Common Stock (862,335 as further adjusted for the March Stock Split) (the “Second Warrants) cannot be exercised by the February 2026 Purchasers unless and until Stockholder Approval is obtained. The First Warrants have a term of six years from the date of issuance and are exercisable at a price of $0.15594 per share of Common Stock ($3.1188 as further adjusted for the March Stock Split), and the Second Warrants have a term of six years from the date that Stockholder Approval is obtained and are exercisable at a price of $0.15594 per share of Common Stock ($3.1188 as further adjusted for the March Stock Split).

The February 2026 Private Placement closed on February 17, 2026. The net proceeds to the Company from the February 2026 Private Placement were approximately $5.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company and excluding any deductions for make whole payments made to certain of the investors.

On March 26, 2026, the Company effected a 1-for-20 reverse stock split of its then-outstanding Common Stock. As of the date of this Annual Report, the Company is monitoring the bid price of its common stock for compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will regain or maintain compliance. See “Risk Factors — Risks Related to Our Common Stock” for additional disclosure regarding the Company’s Nasdaq compliance status.

Subsequent to December 31, 2025, the Company issued 1,337,685 shares of common stock from the conversion of Preferred B shares, 42,500 shares of common stock to consultants, and 181,300 shares of common stock from the conversion of Preferred A shares.