Form 10-Q
period 2026-03-31
RenX Enterprises Corp.
filed 2026-05-15
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-41581

RENX ENTERPRISES CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1375590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1111 Brickell Ave, Floor 11 Suite 109, Miami FL	33131
(Address of principal executive offices)	(Zip Code)

(786) 808-5776

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RENX	The Nasdaq Stock Market LLC

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

As of May 14, 2026 the issuer had a total of 2,613,877 shares of common stock, $0.001 par value per share, outstanding.

RENX ENTERPRISES CORP. AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RENX ENTERPRISES CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets
Cash	$511,741	$54,066
Prepaid assets and other current assets	325,038	638,166
Inventory	954,039	1,078,610
Accounts receivable, net	1,402,274	799,068
Current Assets	3,193,092	2,569,910

Land	2,393,785	2,393,785
Property and equipment, net	11,676,520	11,802,248
Project development costs and other non-current assets	91,289	91,289
Equity-based investments	849,740	828,440
Intangible assets, net	11,009,379	11,260,365
Right of use assets	275,795	290,092
Goodwill	6,240,432	6,240,432
Total Assets	$35,730,032	$35,476,561

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable and accrued expenses	$6,000,810	$5,530,211
Due to affiliates	2,047,378	2,094,833
Short-term notes payable, net	16,130,860	6,956,259
Notes payable - related party, current	5,562,266	5,562,266
Operating lease liabilities, current	62,200	60,446
Finance lease liabilities, current	185,491	183,359
Derivative liability	6,199	1,218,258
Total Current Liabilities	29,995,204	21,605,632

Long-term notes payable, net	3,330,561	8,243,678
Operating lease liabilities	233,737	250,119
Finance lease liabilities	934,802	982,887
Total Liabilities	34,494,304	31,082,316

Stockholder’s Equity:
Preferred Series A stock, $0.001 par value, 5,000,000 shares authorized, 390,702 issued and outstanding as of March 31, 2026, 938,847 issued and outstanding as of December 31, 2025	391	939
Preferred Series B stock, $0.001 par value, 360,000 shares authorized, 550 issued and outstanding as of March 31, 2026, 327,811 issued and outstanding as of December 31, 2025	1	326
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,508,226 issued and 2,500,043 outstanding as of March 31, 2026 and, 946,742 issued and 938,559 outstanding as of December 31, 2025	2,509	947
Additional paid-in capital	42,973,797	36,565,513
Treasury stock, at cost – 8,183 and 8,183 shares at March 31, 2026 and December 31, 2025, respectively	-	-
Accumulated deficit	(41,740,970)	(32,173,480)
Total Stockholder’s Equity	1,235,728	4,394,245
Total Liabilities and Stockholder’s Equity	$35,730,032	$35,476,561

The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue:
Sales	$3,958,124	$18,170
Total	3,958,124	18,170

Cost of Revenue:
Cost of revenue	2,625,668	11,800
Total	2,625,668	11,800

Gross Profit:	1,332,456	6,370

Operating expenses:
Payroll and related expenses	1,053,960	451,451
General and administrative expenses	1,421,421	564,506
Professional and consulting fees	1,086,275	170,614
Marketing and business development expense	539,727	83,661
Total	4,101,383	1,270,232
Operating loss	(2,768,927)	(1,263,862)

Other income (expense):
Interest expense	(1,331,744)	(954,648)
Change in fair value of derivative liability	(1,268,162)	-
Loss on settlement of derivative liability	(3,881,922)	-
Loss on sale of equipment	(80,289)	-
Interest income	-	23,688
Other income	2,043	14,829
Total	(6,560,074)	(916,131)

Net loss	$(9,329,001)	$(2,179,993)

Net loss per share
Basic and diluted	$(4.87)	$(21.68)

Weighted average shares outstanding:
Basic and diluted	1,913,934	100,557

The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	$0.001 Par Value Common Stock		Preferred Stock (Series A)		Preferred Stock (Series B)		Additional Paid-in	Accumulated	Non- controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2025	74,344	$74	-	$-	-	$-	$16,660,564	$(16,039,022)	$231,562	$853,178
Conversion of notes payable and accrued interest	29,563	30	-	-	-	-	1,099,970	-	-	1,100,000
Exercise of prefunded warrant	4,167	4			-	-	(4)	-	-	-
Issuance of stock for debt issuance	4,700	5	-	-	-	-	114,581	-	-	114,586
Forgiveness of related party debt	-	-	-				391,524	-	-	391,524
Stock-based compensation	-	-	-	-	-	-	88,500	-	-	88,500
Deconsolidation of Sugar Phase	-	-	-	-	-	-	-	-	(66,667)	(66,667)
Net loss	-	-	-	-	-	-	-	(2,179,993)	-	(2,179,993)
Balance at March 31, 2025	112,774	$113	-	$-	-	$-	$18,355,135	$(18,219,015)	$164,895	$301,128

	$0.001 Par Value Common Stock		Preferred Stock (Series A)		Preferred Stock (Series B)		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2026	946,742	$947	938,847	$939	327,811	$326	$36,565,513	$(32,173,480)	$4,394,245
Issuance of stock for warrant exercise	135,107	135	-	-	-	-	(135)	-	-
Conversion of Series B preferred stock to common stock	1,202,577	1,203	-	-	(327,261)	(325)	3,592,076	-	3,592,954
Series B preferred stock accrued dividends	-	-	-	-	-	-	238,489	(238,489)	-
Issuance of stock for services	42,500	43	-		-	-	119,565	-	119,608
Conversion of Series A preferred stock to common stock	181,300	181	(548,145)	(548)	-	-	367	-	-
Forgiveness of related party debt	-		-	-	-	-	490,000	-	490,000
Issuance of warrants for debt issuance	-	-	-	-	-	-	1,967,922	-	1,967,922
Net loss	-		-	-	-	-		(9,329,001)	(9,329,001)
Balance at March 31, 2026	2,508,226	$2,509	390,702	$391	550	$1	$42,973,797	$(41,740,970)	$1,235,728

The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,329,001)	$(2,179,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	1,268,162	-
Loss on settlement of derivative liability	3,881,922	-
Depreciation	553,814	365
Amortization	250,986	26,115
Amortization of debt issuance costs	410,540	575,380
Stock based compensation		88,500
Amortization of right of use asset	14,297	-
Loss on sale of equipment	80,289	-
Common stock for services	119,608	-
Changes in operating assets and liabilities:
Accounts receivable	(603,206)	-
Inventory	124,571	-
Prepaid assets and other current assets	313,128	423,141
Accounts payable and accrued expenses	960,598	514,618
Due to affiliates	(47,455)	-
Operating lease liabilities	(14,628)	-
Net cash used in operating activities	(2,016,375)	(551,874)

Cash flows from investing activities:
Additions to intangible assets	-	(10,000)
Proceeds from sale of property and equipment	25,000	-
Purchase of property and equipment	(533,375)	-
Additions to equity based investments	(21,300)	-
Net cash used in investing activities	(529,675)	(10,000)

Cash flows from financing activities:
Debt issuance costs	(728,009)	(232,783)
Proceeds from notes payable	8,193,226	1,094,400
Principal payments on debt	(1,646,350)	(578,405)
Payments on finance leases	(45,953)	-
Cash payment of derivative liability	(2,769,189)	-
Net cash provided by financing activities	3,003,725	283,212

Net change in cash	457,675	(278,662)

Cash – beginning of period	54,066	296,202

Cash – end of period	$511,741	17,540
Supplemental disclosure of non-cash operating activities:

Forgiveness of related party accounts payable and accrued expenses	$490,000	$-
Issuance of stock for derivative liability settlement	$3,592,954	$
Issuance of stock for warrant exercise	$135	$-
Conversion of Series A preferred stock to common stock	$181	$-
Note receivable from sale of equity investment	$-	$4,500,000
Deferred gain on sale from sale of equity investment	$-	1,475,000
Forgiveness of due from affiliate	$-	$391,524
Issuance of stock and warrants for debt issuance	$1,967,922	$114,586
Conversion of notes payable	$-	$1,100,000
Pre-funded warrants	$-	$83

 The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp.
Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

In 2023 and early 2024, the Company expanded its strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. Due to the Company’s shift in its focus as described below, the Company is no longer pursuing real estate AI related activities. The Company also announced plans to monetize its real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested in its current operations.

In June 2025, the Company completed its acquisition of Resource Group US Holdings LLC (“Resource Group”), which marked a significant strategic shift in its core business. Resource Group, through its subsidiaries, is a vertically integrated, full-service operator in the engineered soils and organic recycling industry. Its operations center on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Through its subsidiary, Zimmer Equipment Inc. (“ZEI”), the Company provides comprehensive waste logistics and collection services for its own products as well as for products of third parties through ZEI’s owned fleet of high-capacity transportation equipment and third-party contractors engaged by ZEI. ZEI offers year-round collection and disposal services through high-capacity grapple trucks, open-top walking floor trailers, and variable-sized containers serving green waste generators, landscaping companies, golf courses, communities, and municipalities. Resource Group works with ZEI to streamline operations by internalizing certain transportation services, reducing over-the-road mileage, lowering disposal costs, and maximizing efficiency.

Going Concern

The Company began operations during 2021 and has incurred net losses since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. As of March 31, 2026, the Company has an accumulated deficit of $41,740,970, and negative working capital of $26,802,112. The Company has funded its operations through bridge note financing, project level financing, and the issuance of its equity and debt securities. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has initiated strategic monetization of properties, which may yield additional financing proceeds to fund operations, however there is no assurance that the Company will be successful in achieving its objectives.

Reverse Stock Split

On October 8, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“Stock Split”).

On March 26, 2026, the Company effected a second 1-for-20 reverse stock split of its then-outstanding common stock (“March Stock Split”).

All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the Stock Split and March Stock Split as if they had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 have been adjusted to reflect the reverse stock split effected in October 2024 and March 2026.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

2.	Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited condensed consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 1, 2026. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”), MyVonia Innovations LLC (“MyVonia LLC”), Resource Group, Resource Group US LLC (“Resource”), Zimmer Equipment Inc. (“ZEI”) and ETS Realty 1, LLC (“ETS”), as well as Sugar Phase I LLC (“Sugar Phase”) and Pulga Internacional LLC (“Pulga”) (until the time of deconsolidation).

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

Revenue recognition — The Company determines, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time, regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with its revenue policy:

(1)	Identify the contract with a customer

(2)	Identify the performance obligations in the contract

(3)	Determine the transaction price

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated resulted primarily from the sale of materials (compost, engineered soils, and mulch) as well as the collection and disposal services of waste, which at times, is produced into saleable materials. Such revenue is recognized at the point in time when control of the product transfers to the customer, which typically occurs upon delivery or customer pickup at the Company’s facility. For revenue from commissions related to residential real estate purchased and sales transactions, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time.

Revenue from the sale of materials amounted to $3,958,124 and $0 for the three months ended March 31, 2026 and 2025, respectively. Revenue from commissions amounted to $0 and $18,170 for the three months ended March 31, 2026 and 2025 respectively.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

2.	Summary of Significant Accounting Policies (cont.)

Accounts receivable and allowance for credit losses — Accounts receivable are receivables generated from sales to customers. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes accounts receivable at invoiced amounts.

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

The allowance for credit losses reflects the Company’s best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, the Company’s allowance for credit losses amounted to $145,965 and $160,075, respectively.

Inventory — Inventory consists of dirt, sand, mulch and compost. The Company’s inventory is valued at the lower of cost (first-in, first-out method) or net realizable value, and consists of all finished goods. As of March 31, 2026 and December 31, 2025 there was inventory of $954,039 and $1,078,610, respectively.

Variable Interest Entities — The Company accounts for certain legal entities as variable interest entities (“VIE”). When evaluating a VIE for consolidation, the Company must determine whether or not there is a variable interest in the entity. Variable interests are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that the Company does not have a variable interest in the VIE, no further analysis is required and the VIE is not consolidated. If the Company holds a variable interest in a VIE, the Company consolidates the VIE when there is a controlling financial interest in the VIE and therefore are deemed to be the primary beneficiary. The Company is determined to have a controlling financial interest in a VIE when it has both the power to direct the activities of the VIE that most significantly impact the VIE economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to that VIE. This determination is evaluated periodically as facts and circumstances change.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

2.	Summary of Significant Accounting Policies (cont.)

Investment Entities — The Company obtained a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The purpose of the investment in Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an investment in its condensed consolidated financial statements. As of March 31, 2026 the Company continued to hold a 50% interest in Norman Berry. During the three months ended March 31, 2026, the Company contributed an additional $21,300 for its investment. The Norman Berry partnership recently obtained final city council and entitlement approval for the project. The next step involves completing the consolidation of the various lots into a single parcel, and the Company’s development team and surveyors are preparing the required documentation and submittals for city review and approval. Survey documents reflecting the approved M-I zoning designation are expected to be submitted to the city’s Planning Department for administrative review to obtain final parcel-map approval.

During the three months ended March 31, 2026 and 2025, Norman Berry did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2026 and December 31, 2025.

Cash and cash equivalents — The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company has minimal cash and cash equivalents on hand as of March 31, 2026 and December 31, 2025.

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

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, $5,458,400 of trade name that will be amortized over 15 years, and $6,368,100 of a license agreement that will be amortized over 10 years which is the life of the license.

Project Development Costs — Project development costs are stated at cost. At March 31, 2026 and December 31, 2025, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

2.	Summary of Significant Accounting Policies (cont.)

Fair value measurements — Financial instruments, including accounts payable and accrued expenses are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments. The short-term note payable is carried at cost which approximates fair value due to corresponding market rates. Financial instruments, such as derivative liabilities are measured at fair value at each reporting date (see Note 6 for additional information).

Derivative liability — The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability or asset from the host agreement. The separated embedded derivative is accounted for at fair market value, with changes in fair value recognized in the statements of operations within the other financing costs line item. The Company determined that certain features under the October Private Placement (See Note 10 — Stockholders’ Equity) qualified as an embedded derivative. The derivative was accounted for separately from the underlying Series B Preferred Stock and is accounted for at fair value.

Warrants — The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ equity, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification. If a warrant does not meet the conditions for stockholders’ equity classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

2.	Summary of Significant Accounting Policies (cont.)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s condensed consolidated financial statements is not yet available.

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

Recently Accounting Pronouncements - In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity discloses more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its financial statements.

3	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2026 and December 31, 2025 the Company’s property and equipment, net consisted of the following:

	2026	2025	Estimated Life
Computer equipment and software	$7,293	$7,293	5 years
Equipment	7,120,173	6,835,836	5-10 years
Reserves	3,636,379	3,636,379	*
Furniture and fixtures	1,567,871	1,529,412	4-7 years
Land improvements	321,922	321,922	7-20 years
Vehicles and trailer	5,824,464	5,824,464	5 years
Less: accumulated depreciation	(6,801,582)	(6,353,058)
Property, plant and equipment, net	$11,676,520	$11,802,248

*	Based upon units-of-production

Included in property and equipment is $2,110,471 and $2,110,471 of finance lease right of use assets as of March 31, 2026 and December 31, 2025, respectively.

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $553,814 and $365, respectively, of which $54,033 and $0 related to finance leases.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

4.	Intangible Assets

At March 31, 2026 and December 31, 2025 the Company’s intangible assets consisted of the following:

	2026	2025
Website costs	$22,210	$22,210
Trade name	5,458,400	5,458,400
License agreement	6,368,100	6,368,100
Less: accumulated amortization	(839,331)	(588,345)
	$11,009,379	$11,260,365

Amortization expense for the three months ended March 31, 2026 and 2025 amounted to $250,986 and $26,115, respectively.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

Estimated
amortization
For the year ending December 31:	expense
2026 (remaining)	$752,959
2027	1,003,945
2028	1,003,945
2029	999,503
2030 and thereafter	7,249,027
$11,009,379

5.	Equity-based investments

As of March 31, 2026, the Company’s investment in Norman Berry amounted to $849,740. As of December 31, 2025, the Company’s investment in Norman Berry amounted to $828,440. The financial position of the Company’s equity-based investments are summarized below as of March 31, 2026 and December 31, 2025:

Balance sheet information:	2026	2025
	(Unaudited)	(Unaudited)
Total assets	$1,000,000	$1,000,000
Total liabilities	$-	$-
Members’ equity	$1,000,000	$1,000,000

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

6.	Fair Value Measurements

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

	Fair value measured as of March 31 2026
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$6,199	$-	$-	$6,199

	Fair value measured as of December 31 2025
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$1,218,258	$-	$-	$1,218,258

The table below shows the inputs used to determine the fair value of the derivative liability:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.68%	3.68%
Market discount rate	0-30%	30%
Term	4.54 years	4.79 years
Expected volatility	140%	140%

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

6.	Fair Value Measurements (cont.)

The following table sets forth a summary of the change in the fair value of the derivative liability that are measured at fair value on a recurring basis for the three months ended March 31, 2026

Balance, as of December 31, 2025	$1,218,258
Payments made *	(6,362,143)
Change in fair value	1,268,162
Loss on settlement	3,881,922
Balance, as of March 31, 2026	$6,199

*	During the three months ended March 31, 2026, $2,769,189 was paid in cash and 16,130,615 (806,531 as adjusted for the March Stock Split) was paid in shares with a value of $3,592,954.

7.	Notes Payable and Notes Payable – Related Party

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

During 2025, the Company entered into the Restructuring Agreement and Loan Modification Agreement. In accordance with the Loan Modification Agreement, the new maturity date of the remaining $2,000,000 principal balance is December 1, 2028, with an interest rate of 13.5% per annum.

BCV

On November 10, 2025, the Company entered into a new Loan Agreement (the “New BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV Renew Earth (“BCV Renew Earth”), for up to $5,000,000 in proceeds, under which it initially received $2,000,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on May 10, 2027. The New BCV Loan Agreement is secured primarily by the Company’s property in Durant, Oklahoma and its 50% membership interest in Norman Berry II Owners, LLC as alternative collateral. and only used if the note is in default. As of March 31, 2026 the principal balance is $3,020,000.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

 1800 Diagonal

On April 29, 2025, the Company issued a promissory note (the “Fifth 1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the principal amount of $128,000 for a purchase price of $107,000, representing an original issue discount of $21,000. Under the terms of the Fifth 1800 Diagonal Note, beginning on November 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,457, with $73,830 being due during October 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Fifth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs. As of March 31, 2026, there was no outstanding principal balance.

On May 12, 2025, the Company issued a promissory note (the “Sixth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $66,700 for a purchase price of $58,000, representing an original issue discount of $8,700. Under the terms of the Sixth 1800 Diagonal Note, beginning on December 15, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $9,588, with $38,352 being due during November 2025. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Sixth 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of March 31, 2026, there was no outstanding principal balance.

On June 3, 2025, the Company issued a promissory note (the “Seventh 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $124,200 for a purchase price of $108,000, representing an original issue discount of $16,200. Under the terms of the Seventh 1800 Diagonal Note, beginning on June 30, 2025, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $13,911. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Seventh 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of March 31, 2026, there was no outstanding principal balance.

On August 11, 2025, the Company issued a promissory note (the “Eighth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $239,200 for a purchase price of $208,000, representing an original issue discount of $31,200. Under the terms of the Eighth 1800 Diagonal Note, beginning on March 15, 2026, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $33,488, with $133,952 being due during February 2026 The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Eighth 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. As of March 31, 2026, the principal balance amounted to $80,989.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

On December 15, 2025, the Company issued a promissory note (the “Tenth 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $154,400 for a purchase price of $132,000, representing an original issue discount of $22,400. Under the terms of the Tenth 1800 Diagonal Note, beginning on January 15, 2026, the Company is required to make payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $26,171. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the Tenth 1800 Diagonal Note, the Company incurred $7,000 in debt issuance costs. As of March 31, 2026 the principal balance amounted to $82,578.

Cedar

On March 13, 2025, the Company entered into a Cash Advance Agreement (the “Fourth Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold to Cedar $750,000 of its future receivables for a purchase price of $610,000 less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $49,900. Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $15,000 a week directly from the Company until the $750,000 due to Cedar is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement. As of March 31, 2026, the principal balance amounted to $382,000.

Resource Group Note – Related Party

On June 2, 2025, the Company entered into an Amendment (the “Amendment”) to the Membership Interest Purchase Agreement, dated February 25, 2025, (the “Resource Group MIPA”) with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of Resource Group (the “Equityholders”). The Amendment altered the consideration to be paid by the Company to the Equityholders in connection with the purchase of 100% of the membership interests of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of shares of the Company’s restricted common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Resource Group MIPA was executed; and (iii) 1,500,000 shares of a newly designated series of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) (which, subject to the approval of the Company’s stockholders a and The Nasdaq Stock Market(“Nasdaq”) not objecting to the conversion and the Company continuing to meet and being eligible to meet the Nasdaq continued listing requirements after conversion), would be convertible into 9,000,000 restricted shares of the Company’s common stock).

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

The Amendment also provides that, subject to shareholder approval, that the Company will issue an aggregate of 41,182 additional shares of Company common stock (2,059 as adjusted for the March Stock Split) to the Equityholders upon the approval of such issuance by the Company’s stockholders at the Company’s stockholders’ meeting and provided that the Company continues to meet and is eligible to meet the Nasdaq continued listing requirements. As of March 31, 2026, the principal balance amounted to $480,000.

Boot Capital

On December 15, 2025, the Company issued a promissory note (the “Boot Capital Note”) in favor of Boot Capital LLC in the principal amount of $87,750 for a purchase price of $75,000, representing an original issue discount of $12,750. Under the terms of the Boot Capital Note, beginning on January 15, 2026, the Company is required to make four payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $14,874, thereafter the payments will decrease to $7,932.56 for five payments. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. As of March 31, 2026 the principal balance amounted to $46,932.

Sixth Borough Partners

On October 8, 2025, the Company issued a promissory note (the “Sixth Borough Note”) in favor of Sixth Borough Partners LLC in the principal amount of $250,000. The note bears no interest, and the principal amount is due and payable on the sixth month anniversary of the issuance date, or the date of a qualified financing event as defined in the note. As of March 31, 2026 the principal balance amounted to $250,000.

Peak One

On January 16, 2026, the Company entered into a Securities Purchase Agreement, dated January 16, 2026 (the “Peak One Agreement”) with an institutional investor (the “Peak Investor”), pursuant to which the Company received from the Peak Investor a debenture in the principal amount of $310,000 in a private placement offering. The Debenture was sold to the Peak Investor for a purchase price of $250,000, representing an original issue discount of eight percent (8%). The Company paid an additional $7,500 in fees related to the issuance of this debt. The Peak Debenture matures twelve months from its date of issuance and bears interest at a rate of 10% per annum payable on the maturity date. As of March 31, 2026, the Principal balance was fully paid off.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

Private Placement Notes

On February 12, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors (the “Purchasers”) for the issuance and sale in a private placement transaction (the “Private Placement”) of Senior Convertible Notes (“Notes”) in the principal amounts of $1,275,000, $3,825,000 and $942,985, respectively. The Notes bear interest at a rate of 12% per annum, will mature 13 months from the date of issuance and, without taking into account any accrued and unpaid interest, are initially convertible, at the option of the holder, into an aggregate of 21,505,287 (1,075,264 as adjusted for the March Stock Split) shares of the Company’s common stock, par value $0.001 (the “Common Stock”), at a conversion price of $0.281 per share (the “Conversion Price”) ($5.62 as adjusted for the March Stock Split). In connection with the Private Placement, the Company also issued the Purchasers warrants (collectively, the “Warrants”) to purchase an aggregate of 38,751,991 (1,937,600 as adjusted for the March Stock Split) shares of Common Stock (which is equal to the face value of the Notes divided by the exercise price of the Warrants), of which (i) Warrants to purchase 21,505,287 (1,075,264 as adjusted for the March Stock Split) shares of Common Stock (the “First Warrants”) are exercisable immediately upon issuance and (ii) Warrants to purchase 17,246,704 (862,335 as adjusted for the March Stock Split) shares of Common Stock (the “Second Warrants) cannot be exercised by the Purchasers unless and until Stockholder Approval (as defined in the Purchase Agreement) is obtained. The First Warrants will have a term of six years from the date of issuance and will be exercisable at a price of $0.15594 per share ($3.1188 as adjusted for the March Stock Split) of common stock, and the Second Warrants will have a term of six years from the date that Stockholder Approval is obtained and will be exercisable at a price of $0.15594 per share ($3.1188 as adjusted for the March Stock Split) of common stock.

The Private Placement closed on February 17, 2026 (the “Closing Date”). The net proceeds to the Company from the Private Placement were approximately $5.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company and excluding any deductions for make whole payments made to certain of the investors. The Company intends to use the net proceeds from the Private Placement for working capital purposes.

The Notes mature 13 months from their date of issuance (subject to extension under certain circumstances), bear interest at a rate of 12% per annum, and are payable in ten monthly installments in an amount equal to 110% of (i) 1/10th of the principal of the Notes (ii) plus accrued interest, with the first installment due and payable on the earlier of 180 days from the Closing Date or 90 days following the date that the Registration Statement (as defined below) is declared effective by the Securities and Exchange Commission (the “SEC”). The Notes are unsecured and are senior to all other Indebtedness (as such term is defined in the Notes) of the Company and its subsidiaries, with each Note ranking pari passu with all other Notes.

The Notes are convertible, at the option of the holder, at any time after the date of issuance, into that number of shares of Common Stock equal to the principal amount of the Notes, plus all accrued and unpaid interest and late charges and any other unpaid amounts, at the Conversion Price of $0.281 per share ($5.62 as adjusted for the March Stock Split) , subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events. The holders of the Notes are prohibited from converting the Notes into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such exercise.

The Notes are redeemable by the Company at any time, at the Company’s option, in whole or in part, at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any.

The Notes contain customary events of default. If an event of default occurs, from and after the occurrence, and during the continuance of, an such event of default, the interest rate of the Notes shall automatically increase to 18% per annum until such event of default is cured. Additionally, if an event of default occurs, the holders of outstanding Notes may, regardless of whether such event of default has been cured, require the Company to redeem all or any portion of the outstanding Notes at a price equal to the greater of (i) the product of (A) the value of the Notes to be redeemed multiplied by (B) 110% and (ii) the product of (X) the value of the Notes to be redeemed, divided by the Conversion Price (the “Conversion Rate”), multiplied by (Y) the product of (1) 110% multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

As of March 31, 2026 and December 31, 2025, notes payable consisted of the following:

	2026	2025
LV Note	$1,000,000	$1,000,000
2nd Lien Note	1,000,000	1,000,000
New BCV Loan Agreement	3,020,000	2,000,000
Fifth 1800 Diagonal Note	-	29,211
Sixth 1800 Diagonal Note	-	22,762
Seventh 1800 Diagonal Note	-	33,037
Eighth 1800 Diagonal Note	80,989	239,200
Tenth 1800 Diagonal Note	82,578	154,400
Cash Advance Agreement	382,000	427,000
Boot Capital Note	46,932	87,750
Sixth Borough Note	250,000	250,000
Anson East Master Fund LP	1,275,000	-
Anson Investment Master Fund LP	3,825,000	-
Alto Opportunity Master Fund, SPC	942,985	-
Member Note (related party) - $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing of the Resource Group acquisition closing	480,000	480,000
Gail Baird Foundation – Mortgage note payable with an original principal amount of $2,500,000 dated October 23, 2023 with a maturity date of April 21, 2025 and interest rate of 14% per annum plus an exit fee equal to 2% of outstanding principal at the time of payoff. Guaranteed by a former member of Resource Group, collateralized by land held by the Company and the entire principal balance due upon maturity. Despite the fact that the principal and accrued interest were not paid upon maturity, the lender has not declared the note in default and we continue to pay standard interest thereon	2,500,000	2,410,000
CCG Loan1 – Note payable with an original principal amount of $389,469 dated July 12, 2022 with a maturity date of April 12, 2026, interest rate of 10.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	2,455	38,362
CCG Loan2 – Note payable with an original principal amount of $507,935 dated August 26, 2022 with a maturity date of May 26, 2026, interest rate of 11.18% per annum, secured by underlying equipment and monthly payments of principal and interest.	25,351	62,506
CCG Loan3 – Note payable with an original principal amount of $428,446 dated October 13, 2023 with a maturity date of August 13, 2027, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	173,133	200,706
CCG Loan4 – Note payable with an original principal amount of $1,235,882 dated December 16, 2025 with a maturity date of December 16, 2029, interest rate of 12.50% per annum, secured by underlying equipment and monthly payments of principal and interest.	922,639	970,416

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

CCG Loan5 – Note payable with an original principal amount of $860,995 dated December 16, 2025 with a maturity date of December 16, 2029, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	633,206	665,995
John Deere Equipment – Note payable with an original principal amount of $91,778 dated March 4, 2022 with a maturity date of March 4, 2026, no interest and monthly principal payments.	-	3,824
Loeb – Note payable with an original principal amount of $3,196,215 dated September 7, 2023 with a maturity date of September 7, 2026, interest rate of 15.5% per annum during 2023 and 14.5% per annum during 2024, secured by underlying equipment and monthly payments of principal and interest with $1,796,979 due upon maturity. $2,601,704 of the proceeds were used to pay off the Garrington note as described above.	2,078,536	2,167,994
Index Loan 2 (related party) – Note payable dated November 8, 2022 due on demand and interest rate of 11.5% per annum	31,749	31,749
MCS (related party) – Note payable with an original principal amount of $5,050,517 dated January 31, 2023 with a maturity date of January 31, 2027, interest rate of 12.5% per annum, with the entire principal amount due upon maturity.	5,050,517	5,050,517
ZEI Seller Loan – Note payable with an original principal amount of $750,000 dated March 21, 2022 with a maturity date of April 30, 2025 and interest rate of 7% per annum and entire principal balance due upon maturity. The principal and accrued interest were not paid upon maturity. However, the lender has not declared the note in default and we continue to pay standard interest thereon	50,000	50,000
Moorback 6600 STA – Note payable with an original principal amount of $312,350 dated January 31, 2024 with a maturity date of February 28, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	206,020	220,850
Blending Line STA – Note payable with an original principal amount of $94,605 dated February 1, 2024 with a maturity date of March 5, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	62,398	66,890
911 Grapple Truck – Note payable with an original principal amount of $305,985 dated September 1, 2024 with a maturity date of August 30, 2029, interest rate of 7.74% per annum, secured by underlying equipment and monthly payments of principal and interest.	226,234	240,175
Ford T350 – Note payable with an original principal amount of $39,066 dated October 1, 2024 with a maturity date of September 30, 2029, interest rate of 9% per annum, secured by underlying equipment and monthly payments of principal and interest.	33,248	35,169
Allegiant Partners Incorporated - Note payable with an original principal amount of $425,800 dated October 17, 2025 with a maturity date of October 25, 2030, interest rate of 11.26% per annum, secured by underlying equipment and monthly payments of principal and interest.	398,709	415,115
John Deere Equipment 2 - Note payable with an original principal amount of $256,402 dated December 10, 2025 with a maturity date of November 10, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	229,693	245,719

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

John Deere Equipment 3 - Note payable with an original principal amount of $368,317 dated December 10, 2025 with a maturity date of November 10, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	337,624	360,644
John Deere Equipment 4 - Note payable with an original principal amount of $306,239 dated December 19, 2025 with a maturity date of December 19, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	287,099	306,239
John Deere Equipment 5 - Note payable with an original principal amount of $333,374 dated February 26, 2026 with a maturity date of February 26, 2031, interest rate of 2.5% per annum, secured by underlying equipment and monthly payments of principal and interest.	328,098
First Insurance Funding – Note payable with an original principal amount of $181,423 dated January 1, 2026 with a maturity date of November 1, 2026, interest rate of 8.2% per annum, secured by underlying equipment and monthly payments of principal and interest.	145,138
First Insurance Funding 2 – Note payable with an original principal amount of $101,329 dated February 25, 2026 with a maturity date of September 1, 2026, interest rate of 7.5% per annum, secured by underlying equipment and monthly payments of principal and interest.	88,662
MCA2-Unique Funding Solutions - Cash advance agreement dated May 6, 2025 with a maturity date of November 13, 2025 and weekly estimated payments of $22,192.	-	124,229
MCA3-CFG Merchant Solutions - Cash advance agreement dated June 20, 2025 with a maturity date of May 13, 2026 and weekly estimated payments of $17,443.	518,317	595,465
BMO Note payable – Note payable with an original principal amount of $861,485 dated August 22, 2022 with a maturity date of September 30, 2028, interest rate of 6.35% per annum, secured by underlying equipment and monthly payments of principal and interest.	396,857	433,512
Huntington Note Payable – Note payable with an original amount of $317,571 dated December 23, 2022 with a maturity date of December 31, 2028, interest rate of 7.29% per annum, secured by underlying equipment and monthly payments of principal and interest.	162,677	175,925
Xerox Copier Note Payable – Note payable with an original amount of $10,423 dated July 1, 2020 with a maturity date of September 30, 2025, interest rate of 4% per annum, secured by underlying equipment and monthly payments of principal and interest	1,626	1,626
PNC Equipment Finance – Note payable with an original amount of $158,429 dated December 27, 2022 with a maturity date of January 31, 2029, interest rate of 8% per annum, secured by underlying equipment and monthly payments of principal and interest.	84,244	90,805
SMFL Note Payable – Note payable with an original amount of $357,260 dated December 27, 2022 with a maturity date of January 31, 2029, no interest, secured by underlying equipment and monthly payments of principal and interest.	163,744	178,630
Verdant – Note payable with an original amount of $496,993 dated September 18, 2022 with a maturity date of October 16, 2027, interest rate of 6.67% per annum, secured by underlying equipment and monthly payments of principal and interest	98,134	132,909
MCA3-CFG Merchant Solutions - Cash advance agreement dated March 21, 2025 with a maturity date of January 21, 2026 and weekly estimated payments of $18,818.	127,600	256,807
MCA4 - Cedar Advance- Cash advance agreement dated June 16, 2025 with a maturity date of December 16, 2026 and weekly estimated payments of $6,000.	54,447	91,800
International HZ620 Loan - Note payable with an original principal amount of $173,370 dated July 29, 2025 with a maturity date of July 29, 2031, 7.71% interest and monthly principal payments.	157,811	163,715

Total	27,961,430	21,511,653
Less: debt discount and debt issuance costs	(2,937,743)	(749,450)
Total debt	25,023,687	20,762,203
Less: current maturities, net	(21,693,126)	(12,518,525)
Long-term debt, net	$3,330,561	$8,243,678

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

Scheduled maturities of notes payable is as follows for the succeeding years:

2026 (remaining)	$15,398,239
2027	9,117,135
2028	351,507
2029	2,368,751
2030	328,289
Thereafter	397,509
27,961,430
Less: debt discount and debt issuance costs	(2,937,743)
Total debt	25,023,687
Less: current maturities	(21,693,126)
Long-term debt, net	$3,330,561

For the three months ended March 31, 2026 and 2025, the Company recognized amortization of debt issuance costs and debt discount of $410,540 and $575,380, respectively, on all debt outstanding. As of March 31, 2026, the unamortized debt issuance costs and discount amounted to $2,937,743.

8.	Business Combination and Acquisition of Assets

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

8.	Business Combination and Acquisition of Assets (cont.)

The purchase consideration amounted to:

Note payable	$480,000
Equity compensation	9,232,582
$9,712,582

The total equity compensation was valued as follows: common stock at the closing price upon acquisition which amounted to $452,182, and the preferred stock at a value of $8,780,400 which was calculated at the estimated conversion price of the common stock with a discount for lack of marketability in the amount of 18.7% based upon a Black-Scholes Value method.

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
$9,712,582

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2025 assume the acquisition Resource Group was completed on January 1, 2024:

For the Three Months Ended March 31, 2025
(Unaudited)
Pro-forma total revenues	$5,690,791
Pro-forma net loss	$(2,874,433)

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

9.	Net Loss Per Share

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

At March 31, 2026, there were 973,374 warrants outstanding that could potentially dilute future net loss per share.

10.	Stockholder’s Equity

As of March 31, 2026, the Company has 2,508,226 shares of common stock post-split issued and outstanding.

During the three months ended March 31, 2026 the Company issued 135,107 shares of common stock for cashless warrant exercises.

During the three months ended March 31, 2026, the Company issued 42,500 shares of common stock for services, with a total value of $119,608, which represented the closing stock price at the date of grant.

During the three months ended March 31, 2026, the Company forgave $490,000 of related party debt which has been recorded as an increase to additional paid in capital.

During the three months ended March 31, 2026, the Company issued warrants in connection with debt issuances which had a value of $1,967,922, which represented the relative fair value of the warrants issued in conjunction with the debt.

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

During the three months ended March 31, 2026, 327,261 shares of Series B Preferred Stock were converted into common stock, within the original terms and no gain or loss was recorded. Additionally, during the three months ended March 31, 2026, the Company issued 2,702,140 shares of common stock (135,107 as adjusted for the March Stock Split) from the exercise of October Warrants.

Additionally, the Company recorded a derivative liability associated with certain embedded features in the Series B Preferred Stock. These instruments were classified as liabilities at fair value in accordance with ASC 815 due to their settlement provisions and other contractual terms. See below for a description of the terms of the Series B Preferred Stock. The Company measured its bifurcated embedded derivative liability at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liability was measured using a Monte Carlo valuation model. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. The initial amount of the derivative liability amounted to $3,631,210 and has been recorded as deemed dividend to the preferred shareholders.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

10.	Stockholder’s Equity (cont.)

Preferred Shares

Series A – During the three months ended March 31, 2026, 548,145 shares of preferred Series A stock was converted into 181,300 shares of common stock, within the original terms and no gain or loss was recorded. As of March 31, 2026, the Company has 390,702 shares of preferred Series A stock issued and outstanding. The Series A preferred stockholders is not be entitled to receive any dividends or distributions. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Convertible Preferred Stock are entitled to be paid, with respect to each share of Series A Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount in cash per share of Series A Convertible Preferred Stock equal to the Stated Value (the amount payable pursuant to this sentence is hereinafter referred to as the “Liquidation Value”). After payment of the Liquidation Value as set forth above, the shares of Series A Convertible Preferred Stock shall no longer be deemed to be outstanding and the holders thereof shall have no further rights as holders of Series A Convertible Preferred Stock. Except as otherwise required by law, the Series A Convertible Preferred Stock shall have no voting rights; provided, however, as long as any shares of Series A Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend this Certificate of Designation. Subject to, and following, the approval by the Company’s stockholders of the issuance of Corporation’s Common Stock upon the conversion of the Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock shall thereafter be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into six (6) fully paid and nonassessable shares of Common Stock (the “Conversion Ratio”) (0.30 per share as adjusted for the March Stock Split). Shares of Series A Convertible Preferred Stock may not be redeemed by the Corporation absent the consent of the holder thereof. Redeemed shares of Series A Convertible Preferred Stock shall return to the status of and constitute authorized but unissued shares of Preferred Stock, without classification as to series until such shares are once more classified as a particular series by the Board of Directors pursuant to the provisions of the Articles of Incorporation.

Series B - As of March 31, 2026, the Company has 550 shares of preferred Series B stock issued and outstanding. The Series B preferred stockholders are entitled to receive, and the Company is obligated to pay, but only out of any funds legally available for the declaration of dividends, annual non-compounding dividends payable at the rate per share (as a percentage of the Stated Value per share of Series B Non-Voting Convertible Preferred Stock) of 9% per annum. Dividends on shares of Series B Non-Voting Convertible Preferred Stock accrue and are cumulative from the issuance date and accrue from day to day thereafter for so long as Series B Non-Voting Convertible Preferred Stock is outstanding. Dividends may be declared and paid on Series B Non-Voting Convertible Preferred Stock when and as determined by the Board of Directors of the Company out of any funds legally available for such purpose. Dividends are payable (i) on each Conversion Date (with respect only to Series B Non-Voting Convertible Preferred Stock being converted), (ii) on each such other date as the Board of Directors of the Company may determine; (iii) upon Liquidation and (iv) upon occurrence of a Fundamental Transaction (each such date, a “Dividend Payment Date”), in cash or, solely in the event of (i) above, in cash or in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock (as determined by the Company), (the amount to be paid in shares of Common Stock, the “Dividend Share Amount Payment”); provided, however, that upon the conversion of Series B Non-Voting Convertible Preferred Stock prior to the Mandatory Conversion Date, the Corporation shall also pay to the holders of Series B Non-Voting Convertible Preferred Stock so converted, an amount equal to the Make-Whole Amount, less the amount of all prior dividends made on such converted Series B Non-Voting Convertible Preferred Stock before the relevant Conversion Date (the “Make-Whole Payment”), payable at the option of the Company, in cash or in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock. With respect to any Dividend Share Amount Payments and Make-Whole Payments paid in shares of Common Stock, the number of shares of Common Stock to be issued to a Holder shall be an amount equal to the quotient of (x) the amount of the Dividend Shares Amount and Make-Whole Payment payable to such Holder divided by (y) the lower of (a) the Conversion Price then in effect and (b) the VWAP on the Trading Day prior to the applicable Conversion Date (the lower of (a) and (b), the “Dividend Conversion Price”), provided that the Dividend Conversion Price shall not be less than the Floor Price. If the Dividend Conversion Price is lower than the Floor Price and the Company elects to pay the Dividend Share Amount Payment and Make-Whole Payment in shares of Common Stock, in addition to the number of shares of Common Stock payable calculated using the Floor Price, the Company shall pay the holder an amount in cash equal to the product of (A) any Bid Price selected by Holder for the Company’s Common Stock as published on Bloomberg within one hour preceding the submission of the Conversion Notice by the holder, and (B) the difference obtained by subtracting (1) the quotient obtained by dividing (a) the amount of the dividend payable to such Holder by (b) the Floor Price, from (2) the quotient obtained by dividing (x) the amount of the dividend payable to such Holder by (y) the Dividend Conversion Price without giving effect to the Floor Price. As previously disclosed, the Make-Whole Payment has been determined to be a derivative liability.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

10.	Stockholder’s Equity (cont.)

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

10.	Stockholder’s Equity (cont.)

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

Risk-free interest rate	3.75%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

10.	Stockholder’s Equity (cont.)

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

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

10.	Stockholder’s Equity (cont.)

In conjunction with the February Purchase Agreement, the Company issued warrants to purchase an aggregate of 38,751,991 shares of common stock (1,937,599 as further adjusted for the March Stock Split). The warrants each expire six years from their respective date of issuance. The Warrants to purchase 21,505,287 (1,075,264 as further adjusted for the March Stock Split) shares of common stock (the “First Warrants”) are exercisable immediately upon issuance and (ii) Warrants to purchase 17,246,704 (862,335 as further adjusted for the March Stock Split) shares of common stock (the “Second Warrants) cannot be exercised by the 2026 Purchasers unless and until Stockholder Approval (as defined in the Purchase Agreement). The warrants are exercisable, at an exercise price equal to $0.15594 ($3.12 as further adjusted for the March Stock Split) subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the Second Closing Warrants agreement. The Second Warrants will be considered issued and accounted for upon Stockholder Approval. The initial fair value of the First Warrants amounted to an aggregate of $1,967,922 and was recorded as a debt discount at the time of issuance. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	3.67%
Contractual term	6 years
Dividend yield	0%
Expected volatility	211%

Warrant activity for the three months ended March 31, 2026 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Warrants	Warrants	Price	(Years)	Value
Outstanding and exercisable - January 1, 2026	33,217	$22.60	3.6	-
Granted	1,075,264	3.12
Exercised	(135,107)
Outstanding and exercisable - March 31, 2026	973,374	$3.12	5.2	$-

11.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 200,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (“2023 Plan”). The 2023 Plan expires February 2033 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan automatically increases on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, by a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. On January 1, 2024, 459,000 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. On January 1, 2025, 66,784 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. On January 1, 2026, 42,603 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. In August 2025, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to increase the number of shares authorized for issuance thereunder by 1,200,000 shares of common stock. Stockholders approved this amendment on September 29, 2025. The 2023 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year. As of March 31, 2026, there were 289,859 shares of the Company’s common stock available for issuance under the 2023 Plan.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

12.	Leases

The Company leases various equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately one year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		March 31, 2026

Operating Leases
Right-of-use assets		$275,795

Current liabilities	Lease liability, current maturities	62,200
Non-current liabilities	Lease liability, net of current maturities	233,737
Total operating lease liabilities		$295,937

Weighted Average Remaining Lease Term
Operating leases		5.13
Weighted Average Discount Rate
Operating leases		8%

The Company also leases various equipment under non-cancellable lease agreements, which have been determined to be finance leases. The leases have remaining lease terms ranging from approximately one year to six years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		March 31, 2026

Finance Leases
Right-of-use assets (included in property and equipment)		$2,110,471

Current liabilities	Lease liability, current maturities	185,491
Non-current liabilities	Lease liability, net of current maturities	934,802
Total finance lease liabilities		$1,120,293

Weighted Average Remaining Lease Term
Finance leases		3.17
Weighted Average Discount Rate
Finance leases		8%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

12.	Leases (cont.)

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Operating
2026 (remaining)	$216,142
2027	288,189
2028	288,189
2029	288,189
2030	177,236
Thereafter	65,155
Total lease payments	1,323,100
Less: Imputed interest	(202,807)
Present value of lease liabilities	$1,120,293

13.	Related Party Transactions

As of March 31, 2026 and December 31, 2025, the Company had $0 and $610,000, respectively, included in accounts payable and accrued expenses related to fees payable to the Company’s Board of Directors. These amounts primarily related to pro-rated cash retainers attributable to the third and fourth quarters of 2024 and the first quarter of 2025. During the three months ended March 31, 2026, the Company’s Board of Directors forgave $490,000 of previously accrued fees, which was recorded as an increase to additional paid-in capital.

As of March 31, 2026 and December 31, 2025, the Company had $2,047,378 and $2,094,833, respectively, due to related parties. These amounts primarily resulted from advances from affiliates of the Company, that are non-interest bearing, and are payable on demand.

As disclosed in Note 8, the Company had notes payable to related parties of $5,562,266 as of March 31, 2026 and December 31, 2025.

The Company incurred consulting fees from Marc Brune, father of Nicolai Brune, Chief Financial Officer, in the amount of $75,000 and $40,000 during the three months ended March 31, 2026 and 2025, respectively.

As part of the acquisition of Resource Group, the Company acquired an intangible asset in the amount of $6,368,100, which was originally owned by a related party of the members of Resource Group. The original owner is no longer a related party of the Company

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

14.	Commitments and Contingencies

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

15.	Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Financial Officer, determined that the Company organized its operations into three segments as of March 31, 2026 (real estate development, compost sales, and logistics), reduced from four segments as of March 31, 2025 (real estate development, technology, compost sales, and logistics). The Compost Sales and Logistics segments are currently the Company’s main focus. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The CODM used the below financial information to assess financial performance and allocate resources. Information for the Company’s segments, is provided in the following table:

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
Three Months Ended March 31, 2026
Revenue	$-	$-	$947,962	$3,010,162	$3,958,124
Cost of revenue	-	-	327,358	2,298,310	2,625,668
Operating expenses:
Payroll and related expenses	431,184	-	256,805	365,971	1,053,960
Professional and consulting fees	867,498	-	218,577	200	1,086,275
Other operating expenses	1,029,372	121	679,413	252,242	1,961,148
Total operating expenses	2,328,054	121	1,154,795	618,413	4,101,383
Operating loss	(2,328,054)	(121)	(534,191)	93,439	(2,768,927)
Other income (expense)	(5,966,536)	(1,062)	(535,533)	(56,943)	(6,560,074)
Net loss	$(8,294,590)	$(1,183)	$(1,069,724)	$36,496	$(9,329,001)
Total assets	$3,539,430	1,821	$29,493,764	$2,695,017	$35,730,032

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

15.	Segment Reporting (cont.)

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
Three Months Ended March 31, 2025
Revenue	$-	$18,170	$-	$-	$18,170
Cost of revenue	-	11,800	-	-	11,800
Operating expenses:
Payroll and related expenses	450,622	829	-	-	451,451
Professional and consulting fees	169,014	1,600	-	-	170,614
Other operating expenses	634,204	13,963	-	-	648,167
Total operating expenses	1,253,840	16,392	-	-	1,270,232
Operating loss	(1,253,840)	(10,022)	-	-	(1,263,862)
Other income (expense)	(916,131)		-	-	(916,131)
Net loss	$(2,169,971)	$(10,022)	$-	$-	$(2,179,993)
Total assets	$12,093,091	$1,012,685	$-	$-	$13,105,776

16.	Subsequent Events

April 2026 Consent and Waiver Agreement

On April 8 and April 9, 2026, the Company entered into a consent and waiver agreement with each of the institutional investors that purchased Senior Convertible Notes and Warrants in the February 2026 Private Placement. Pursuant to the consent and waiver agreement, the investors agreed to (i) extend the deadline by which the Company must file a proxy statement with the Securities and Exchange Commission to obtain Stockholder Approval of the exercise of the Second Warrants from 45 days to 73 days after the Closing Date; (ii) extend the deadline by which the Company must hold a stockholder meeting for the purpose of obtaining Stockholder Approval from 90 days to 118 days after the Closing Date; and (iii) extend the date by which the initial registration statement filed to register the shares of Common Stock issuable upon conversion and exercise of the notes and certain warrants must be declared effective by the SEC from 45 days to 57 days after the Closing Date (or 75 days in the case of a full review by the SEC). The Company further agreed to file a registration statement on Form S-3 to register for resale by the investors those shares of Common Stock issuable upon exercise of the Second Warrants on or prior to the tenth calendar day after the Company obtains the requisite Stockholder Approval. The consent and waiver agreement was previously disclosed on our Current Report on Form 8-K filed on April 10, 2026.

Nasdaq Compliance

On April 10, 2026, the Company received written notice from Nasdaq that, for the 10 consecutive business days from March 26, 2026 through April 9, 2026, the closing bid price of the Company’s Common Stock had been at or above $1.00 per share, and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was closed. The foregoing was previously disclosed on our Current Report on Form 8-K filed on April 13, 2026.

RenX Enterprises Corp.

Notes to Financial Statements

For the Three Months Ended March 31, 2026 and 2025

16.	Subsequent Events (cont.)

April 2026 Private Placement

On April 30, 2026, the Company entered into a securities purchase agreement (the “April 2026 Purchase Agreement”) with certain institutional investors (the “April 2026 Purchasers”) related to a tranched private placement transaction (the “April 2026 Private Placement”) of Senior Convertible Notes (“April 2026 Notes”) and warrants (“April 2026 Warrants”) to purchase shares of Common Stock as more particularly set forth below. Pursuant to the April 2026 Purchase Agreement, we (i) issued and sold to the purchasers, at the initial closing on May 4, 2026 (the “Initial Closing”), April 2026 Notes in the aggregate principal amount of $6,300,000 (the “Initial April 2026 Notes”) and warrants (the “Initial April 2026 Warrants”) to purchase an aggregate of 3,917,099 shares of Common Stock (which is equal to 180% of the face value of the Initial April 2026 Notes divided by $2.895 (the “Initial April 2026 Conversion Price”)), (ii) agreed to issue and sell to the purchasers, at a second closing (the “Second Closing”), April 2026 Notes in the aggregate principal amount of $6,700,000 (the “Second April 2026 Notes”) and Warrants (the “Second April 2026 Warrants”) to purchase an aggregate of 4,165,805 shares of Common Stock (which is equal to 180% of the face value of the Second April 2026 Notes divided by the Initial April 2026 Conversion Price), such issuance to occur promptly after effectiveness of a registration statement (the “Initial April 2026 Registration Statement”) registering the shares of Common Stock issuable upon conversion of the Initial April 2026 Notes (the “Initial April 2026 Conversion Shares”) and the Second April 2026 Notes (the “Second April 2026 Conversion Shares”), in each case calculated based on the Initial April 2026 Conversion Price, and the shares of Common Stock issuable upon exercise of the Initial April 2026 Warrants (the “Initial April 2026 Warrant Shares”) and the Second April 2026 Warrants (the “Second April 2026 Warrant Shares”); and (iii) agreed to sell and issue to the purchasers additional April 2026 Notes in the aggregate principal amount of up to $87,000,000 (the “Additional April 2026 Notes”) and Warrants (the “Additional April 2026 Warrants”) to purchase an aggregate of 54,093,267 shares of Common Stock (which is equal to 180% of the principal amount of the Additional April 2026 Notes that are issued, divided by the Initial April 2026 Conversion Price (the “Additional April 2026 Warrant Shares”)), such issuances of Additional April 2026 Notes and Additional April 2026 Warrants to be at additional closings (each, an “Additional Closing”) from time to time as determined by the purchasers and us, subject to mutual consent to such sales and issuances and certain conditions being met.

The Initial Closing of the April 2026 Private Placement occurred on May 4, 2026 (the “Initial Closing Date”). The net proceeds to us from the Initial Closing of the April 2026 Private Placement were approximately $5.7 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by us. The Second Closing shall occur promptly after effectiveness of the Initial April 2026 Registration Statement registering the Initial April 2026 Conversion Shares and the Second April 2026 Conversion Shares, in each case calculated based on the Initial April 2026 Conversion Price, and the Initial April 2026 Warrant Shares and the Second April 2026 Warrant Shares. The net proceeds to us from the Second Closing of the April 2026 Private Placement are expected to be approximately $6.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that will be payable by us. Pursuant to the Purchase Agreement, we agreed to use the net proceeds from the April 2026 Private Placement, following the Second Closing, for the repayment of February 2026 Notes, in an amount equal to 110% of the outstanding aggregate principal amount of such February 2026 Notes. Subject to the satisfaction of certain closing conditions, including the mutual agreement of the purchasers and us, Additional Closings for an aggregate of up to $87,000,000 may occur from time to time after the Second Closing. There can be no assurance that any Additional Closings will occur.

The Initial April 2026 Notes, without taking into account any accrued and unpaid interest, are initially convertible, at the option of the holder, into an aggregate of 2,176,168 shares of Common Stock at the Initial April 2026 Conversion Price, which is equal to the Minimum Price (as defined in the rules of The Nasdaq Capital Market) (the “Nasdaq Minimum Price”) at the time of the signing of the April 2026 Purchase Agreement plus $0.225. Assuming that the Initial April 2026 Notes accrue interest at 10% for a period of 12 months, the Initial April 2026 Notes would be convertible into an aggregate of 2,393,784 shares of Common Stock, based on the Initial April 2026 Conversion Price. The Initial April 2026 Warrants have a term of six years from the date of issuance and are exercisable at a price of $2.67 per share of Common Stock (the “April 2026 Exercise Price”). The Second April 2026 Notes shall have the same terms as the Initial April 2026 Notes, and, without taking into account any accrued and unpaid interest, will be initially convertible, at the option of the holder, into an aggregate of 2,314,336 shares of Common Stock at the Initial April 2026 Conversion Price. Assuming that the Second April 2026 Notes accrue interest at 10% for a period of 12 months, the Second April 2026 Notes would be convertible into an aggregate of 2,545,770 shares of Common Stock, based on the Initial April 2026 Conversion Price. The Second April 2026 Warrants will have a term of six years from the date of issuance and will be exercisable at the April 2026 Exercise Price. The Additional April 2026 Notes, if any, shall have the same terms as the Initial April 2026 Notes, and, without taking into account any accrued and unpaid interest, will be initially convertible, at the option of the holder, into an aggregate of up to 30,051,816 shares. Assuming that all Additional April 2026 Notes are issued and sold and that such Additional April 2026 Notes accrue interest at 10% for a period of 12 months, the Additional April 2026 Notes would be convertible into an aggregate of 33,056,996 shares of Common Stock, based on the Initial April 2026 Conversion Price. The Additional April 2026 Warrants, if any, will have a term of six years from the date of issuance and will be exercisable at the April 2026 Exercise Price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “RENX,” “we,” “us,” and “our” refer to RenX Enterprises Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the year ended December 31, 2025 and 2024 and the accompanying notes, which are included in our Annual Report for the year ended December 31, 2025 filed with the Securities and Exchange Commission on April 1, 2026 (the “2025 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2025 10-K for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “would,” “estimates,” “may,” “might,” “plan,” “expect,” “intend,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. We caution that forward-looking statements involve risks and uncertainties, and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A in the 2025 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statement.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved. Investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

Overview

We are a Delaware corporation, formed in 2021 under the name SGB Development Corp., originally to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From our inception through 2023, our operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States. These efforts included the direct acquisition of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects.

In 2023 and early 2024, we expanded our strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. Due to our shift in focus described below, we are no longer pursuing real estate related AI activities. We also announced plans to monetize our real estate holdings by selling properties where third-party appraisals indicated meaningful value appreciation, with proceeds to be reinvested in our current operations.

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

We currently operate in three segments: compost sales, logistics, and real estate development. For the quarter ended March 31, 2026, we operated in three segments and generated $3,958,124 in revenue, of which approximately $3,010,162 was generated from our logistics business and $947,962 was generated from our compost sales business. While our logistics business operated by our subsidiary, ZEI, and our compost sales business operated by our subsidiary, Resource Group, are expected to serve as our primary operational focuses going forward, we also currently intend to continue to try to monetize our legacy real estate assets and joint venture interests.

Recent Developments.

December 2025 Resource Group Equipment Financing

Effective December 30, 2025, our wholly owned subsidiary Resource Group LLC entered into two Negotiable Promissory Notes and Security Agreements with Commercial Credit Group in the original principal amounts of $1,507,658 and $1,047,528, respectively, to finance the acquisition of a Komptech Crambo shredder and a Diamond Z horizontal grinder. The notes are secured by substantially all of the assets of Resource Group LLC and are payable over 48 monthly installments following an initial installment on December 30, 2025.

The First Note is payable as follows: the first installment of $265,266 was due on December 30, 2025 followed by 48 monthly installments of $25,879. The Second Note is payable as follows: the first installment of $195,000 was due on December 30,2025 followed by 48 monthly installments of $17,761. The Notes are secured by all the assets of Resource Group of whatever nature and kind, wherever located, in which Resource Group at the time the Notes were issued or thereafter should have any right or interest (the “Collateral”). Upon a default by Resource Group (as defined in the Notes), which includes, among other things, the failure to make any payment under the Notes on the date on which such payment is due, the failure by Resource Group to perform any other obligation under the Notes, the lender at any time deeming the security afforded by the Notes unsafe, inadequate or at any risk or any of the Collateral in danger of misuse, concealment or misappropriation, the affairs of Resource Group so evolve such that, in the lender’s sole discretion, the lender becomes insecure as to the performance of the Notes, Resource Group shall incur, create, assume, cause or suffer to exist any mortgage, trust, lien, security interest, pledge, hypothecation, other encumbrance (other than the lender’s interest), or attachment or execution of any kind whatsoever upon, affecting or with respect to the Collateral or any of the lender’s interests under the Notes, Resource Group shall sell, pledge, assign, rent, lease, lend, destroy or otherwise transfer or dispose of any Collateral or Resource Group fails to obtain or maintain insurance on the Collateral satisfactory to the lender in its sole discretion, the rate of interest under the Notes will automatically increase to the maximum lawful rate permitted by law not to exceed eighteen percent (18.0%) per annum, Resource Group is to immediately deliver possession of the Collateral to the lender, and the lender, without demand or notice, may, among other things, at its option accelerate the maturity of and declare the entire indebtedness under the Notes immediately due and payable and take possession of and sell all or part of the Collateral.

January 2026 Lago Vista Restructuring

On January 6, 2026, our wholly owned subsidiary LV Peninsula Holding, LLC (“LV Peninsula”), and our wholly owned subsidiary Norman Berry II Owners, LLC (“Norman Berry”), entered into a Restructuring and Collateral Agreement (the “Restructuring Agreement”) with an institutional investor relating to the approximately $7.0 million outstanding promissory note issued by LV Peninsula and secured by our Lake Travis project site in Lago Vista, Texas (the “Lago Vista Property”). Pursuant to the Restructuring Agreement, LV Peninsula delivered a Deed in Lieu of Foreclosure conveying title to the Lago Vista Property to the lender in exchange for the lender’s conditional extinguishment of $5.0 million of the outstanding note, subject to the terms of the Restructuring Agreement; LV Peninsula issued a $5.0 million conditional promissory note that springs into effect on specified terms if the project is not substantially completed within 24 months; and we pledged our 50% membership interest in Norman Berry as collateral. Upon sale of the Lago Vista Property by the lender, we are entitled to receive 70% of any net sale proceeds above $5.0 million, subject to the terms of the Restructuring Agreement.

Nasdaq Minimum Bid Price Deficiency

On January 26, 2026, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days our Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of our Common Stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until July 27, 2026, to regain compliance. On April 10, 2026, we received written notice from the Nasdaq Listing Qualifications staff notifying us that we had regained compliance with Nasdaq Listing Rule 5550(a)(2).

February 2026 Private Placement

On February 12, 2026, we entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) with certain institutional investors (the “February 2026 Purchasers”) for the issuance and sale in a private placement transaction (the “February 2026 Private Placement”) of Senior Convertible Notes (“February 2026 Notes”) in the aggregate principal amount of $6,042,985.39. The February 2026 Notes bear interest at a rate of 12% per annum, mature 13 months from the date of issuance, are payable in ten monthly installments in an amount equal to 110% of (i) 1/10th of the principal of the February 2026 Notes (ii) plus accrued interest, with the first installment due and payable on the earlier of 180 days from the closing date of the February 2026 Private Placement or 90 days following the date that the registration statement registering the Common Stock to be issued upon conversion of the February 2026 Notes and upon exercise of the February 2026 Warrants (as defined below) is declared effective by the SEC. Without taking into account any accrued and unpaid interest, the February 2026 Notes were initially convertible, at the option of the holder, into an aggregate of 21,505,287 shares of Common Stock (1,075,264 as adjusted for the Reserve Stock Split) at a conversion price of $0.281 per share ($5.62 as adjusted for the Reserve Stock Split). In connection with the February 2026 Private Placement, we also issued the February 2026 Purchasers warrants (collectively, the “February 2026 Warrants”) to purchase an aggregate of 38,751,991 shares of Common Stock (1,937,600 as adjusted for the Reserve Stock Split), of which (i) Warrants to purchase 21,505,287 shares of Common Stock (1,075,264 as adjusted for the Reserve Stock Split) (the “First February Warrants”) were exercisable immediately upon issuance and (ii) Warrants to purchase 17,246,704 shares of Common Stock (862,335 as adjusted for the Reserve Stock Split) (the “Second February Warrants) cannot be exercised unless and until stockholder approval of their exercise (the “Stockholder Approval”)is obtained. The First February Warrants have a term of six years from the date of issuance and are exercisable at a price of $0.15594 per share of Common Stock ($3.1188 as adjusted for the Reserve Stock Split), and the Second February Warrants have a term of six years from the date that Stockholder Approval is obtained and will be exercisable at a price of $0.15594 per share of Common Stock ($3.1188 as adjusted for the Reserve Stock Split). On [May 10], 2026, we filed a definitive proxy statement that includes a proposal seeking Stockholder Approval.

The February 2026 Private Placement closed on February 17, 2026, and we received net proceeds of approximately $5.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by us and excluding any deductions for make whole payments made to certain of the February 2026 Purchasers.

March 2026 Reverse Stock Split

On March 25, 2026, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of our Common Stock (the “Reverse Stock Split”), which became effective at 12:01 a.m. Eastern Time on March 26, 2026. Our Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market on March 26, 2026 under a new CUSIP number 78637J 402. The Reverse Stock Split reduced the number of our outstanding shares of Common Stock from approximately 50,000,000 shares to approximately 2,507,537 shares. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of our outstanding equity awards and warrants, as well as the applicable exercise and conversion prices. Except as otherwise indicated, all share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to give effect to the Reverse Stock Split.

April 2026 Private Placement

On April 30, 2026, we entered into a securities purchase agreement (the “April 2026 Purchase Agreement”) with certain institutional investors (the “April 2026 Purchasers”) related to a tranched private placement transaction (the “April 2026 Private Placement”) of Senior Convertible Notes (“April 2026 Notes”) and warrants (“April 2026 Warrants”) to purchase shares of Common Stock as more particularly set forth below. Pursuant to the April 2026 Purchase Agreement, we (i) issued and sold to the purchasers, at the initial closing on May 4, 2026 (the “Initial Closing”), April 2026 Notes in the aggregate principal amount of $6,300,000 (the “Initial April 2026 Notes”) and warrants (the “Initial April 2026 Warrants”) to purchase an aggregate of 3,917,099 shares of Common Stock (which is equal to 180% of the face value of the Initial April 2026 Notes divided by $2.895 (the “Initial April 2026 Conversion Price”)), (ii) agreed to issue and sell to the purchasers, at a second closing (the “Second Closing”), April 2026 Notes in the aggregate principal amount of $6,700,000 (the “Second April 2026 Notes”) and Warrants (the “Second April 2026 Warrants”) to purchase an aggregate of 4,165,805 shares of Common Stock (which is equal to 180% of the face value of the Second April 2026 Notes divided by the Initial April 2026 Conversion Price), such issuance to occur promptly after effectiveness of a registration statement (the “Initial April 2026 Registration Statement”) registering the shares of Common Stock issuable upon conversion of the Initial April 2026 Notes (the “Initial April 2026 Conversion Shares”) and the Second April 2026 Notes (the “Second April 2026 Conversion Shares”), in each case calculated based on the Initial April 2026 Conversion Price, and the shares of Common Stock issuable upon exercise of the Initial April 2026 Warrants (the “Initial April 2026 Warrant Shares”) and the Second April 2026 Warrants (the “Second April 2026 Warrant Shares”); and (iii) agreed to sell and issue to the purchasers additional April 2026 Notes in the aggregate principal amount of up to $87,000,000 (the “Additional April 2026 Notes”) and Warrants (the “Additional April 2026 Warrants”) to purchase an aggregate of 54,093,267 shares of Common Stock (which is equal to 180% of the principal amount of the Additional April 2026 Notes that are issued, divided by the Initial April 2026 Conversion Price (the “Additional April 2026 Warrant Shares”)), such issuances of Additional April 2026 Notes and Additional April 2026 Warrants to be at additional closings (each, an “Additional Closing”) from time to time as determined by the purchasers and us, subject to mutual consent to such sales and issuances and certain conditions being met.

The Initial Closing of the April 2026 Private Placement occurred on May 4, 2026 (the “Initial Closing Date”). The net proceeds to us from the Initial Closing of the April 2026 Private Placement were approximately $5.7 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by us. The Second Closing shall occur promptly after effectiveness of the Initial April 2026 Registration Statement registering the Initial April 2026 Conversion Shares and the Second April 2026 Conversion Shares, in each case calculated based on the Initial April 2026 Conversion Price, and the Initial April 2026 Warrant Shares and the Second April 2026 Warrant Shares. The net proceeds to us from the Second Closing of the April 2026 Private Placement are expected to be approximately $6.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that will be payable by us. Pursuant to the Purchase Agreement, we agreed to use the net proceeds from the April 2026 Private Placement, following the Second Closing, for the repayment of February 2026 Notes, in an amount equal to 110% of the outstanding aggregate principal amount of such February 2026 Notes. Subject to the satisfaction of certain closing conditions, including the mutual agreement of the purchasers and us, Additional Closings for an aggregate of up to $87,000,000 may occur from time to time after the Second Closing. There can be no assurance that any Additional Closings will occur.

The Initial April 2026 Notes, without taking into account any accrued and unpaid interest, are initially convertible, at the option of the holder, into an aggregate of 2,176,168 shares of Common Stock at the Initial April 2026 Conversion Price, which is equal to the Minimum Price (as defined in the rules of The Nasdaq Capital Market) (the “Nasdaq Minimum Price”) at the time of the signing of the April 2026 Purchase Agreement plus $0.225. Assuming that the Initial April 2026 Notes accrue interest at 10% for a period of 12 months, the Initial April 2026 Notes would be convertible into an aggregate of 2,393,784 shares of Common Stock, based on the Initial April 2026 Conversion Price. The Initial April 2026 Warrants have a term of six years from the date of issuance and are exercisable at a price of $2.67 per share of Common Stock (the “April 2026 Exercise Price”). The Second April 2026 Notes shall have the same terms as the Initial April 2026 Notes, and, without taking into account any accrued and unpaid interest, will be initially convertible, at the option of the holder, into an aggregate of 2,314,336 shares of Common Stock at the Initial April 2026 Conversion Price. Assuming that the Second April 2026 Notes accrue interest at 10% for a period of 12 months, the Second April 2026 Notes would be convertible into an aggregate of 2,545,770 shares of Common Stock, based on the Initial April 2026 Conversion Price. The Second April 2026 Warrants will have a term of six years from the date of issuance and will be exercisable at the April 2026 Exercise Price. The Additional April 2026 Notes, if any, shall have the same terms as the Initial April 2026 Notes, and, without taking into account any accrued and unpaid interest, will be initially convertible, at the option of the holder, into an aggregate of up to 30,051,816 shares. Assuming that all Additional April 2026 Notes are issued and sold and that such Additional April 2026 Notes accrue interest at 10% for a period of 12 months, the Additional April 2026 Notes would be convertible into an aggregate of 33,056,996 shares of Common Stock, based on the Initial April 2026 Conversion Price. The Additional April 2026 Warrants, if any, will have a term of six years from the date of issuance and will be exercisable at the April 2026 Exercise Price.

Results of Operations for the Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Revenues	$3,958,124	$18,170
Cost of revenue	2,625,668	11,800
Total payroll and related expenses	1,053,960	451,451
Total general and administrative expenses	1,421,421	564,506
Total professional and consulting fees	1,086,275	170,614
Total marketing and business development expenses	539,727	83,661
Operating loss	$(2,768,927)	(1,263,862)
Interest expense	(1,331,744)	(954,648)
Change in fair value of derivative liability	(1,268,162)	-
Loss on settlement of derivative liability	(3,881,922)	-
Interest income	-	23,688
Loss on sale of equipment	(80,289)	-
Other income	2,043	14,829
Net loss	$(9,329,001)	$(2,179,993)

Revenues

During the three months ended March 31, 2026, we generated revenues of $3,958,124 primarily from the sale of materials, including compost, engineered soils, and mulch, as well as from the collection, processing, and disposal of organic and construction-related waste. Revenues also included proceeds from converting a portion of collected waste into saleable materials. For the three months ended March 31, 2025, we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $18,170. This increase of $3,939,954 resulted from the acquisition of Resource Group during 2025.

Cost of Revenues

Cost of revenue for the three months ended March 31, 2026, were $2,625,668 compared to $11,800 for the three months ended March 31, 2025. This increase of $2,613,868 in costs resulted primarily from additional revenues generated as a result from the acquisition of Resource Group. Gross profit for the three months ended March 31, 2026 was $1,332,456, representing a gross margin of approximately 34%.

Payroll and Related Expenses

Payroll and related expenses for the three months ended March 31, 2026 were $1,053,960 compared to $451,451 for the three months ended March 31, 2025. This increase of $602,509 in expenses resulted primarily from the acquisition of Resource Group, resulting in additional employees.

Marketing and Business Development Expenses

Marketing and business development expenses for three months ended March 31, 2026 were $539,727 compared to $83,661 for the three months ended March 31, 2025. This increase resulted from additional spending on marketing related activities during the three months ended March 31, 2026.

General And Administrative Expenses

General and administrative expenses for three months ended March 31, 2026 were $1,421,421 compared to $564,506 for the three months ended March 31, 2025. This increase of $856,915 resulted primarily from the increased cost from the acquisition of Resource Group

Professional and Consulting Fees

Professional and consulting fees for three months ended March 31, 2026 were $1,086,275 compared to $170,614 for the three months ended March 31, 2025. This increase of $915,661 resulted primarily from the increased cost of professional fees in relation of being a public company, as well as an increase in professional fees from various activities.

Interest Expense

During the three months ended March 31, 2026 and 2025, we incurred $1,331,744 and $954,648 of interest expense. This increase of $377,096 resulted from an increase in the balance of our notes payable.

Change in fair value of derivative liability

During the three months ended March 31, 2026 and 2025, we incurred $1,268,162 and $0 of change in fair value. This increase of $1,268,162 resulted from a derivative liability balance during the three months ended March 31, 2026.

Loss on settlement of derivative liability

During the three months ended March 31, 2026 and 2025, we incurred $3,881,922 and $0 of loss on settlement. This increase of $3,881,922 resulted from the settlement of derivative liability balance during the three months ended March 31, 2026.

Interest Income

During the three months ended March 31, 2026 and 2025, we incurred $0 and $23,688 of interest income. This decrease of $23,688 resulted from a notes receivable balance during the three months ended March 31, 2025.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the three months ended March 31, 2026, we incurred a net loss of $9,329,001 as compared to a net loss of $2,179,993 for the three months ended March 31, 2025. We expect to incur increasing losses in the future. As of March 31, 2026 and December 31, 2025, we had cash of $511,741 and $54,066, respectively. Since becoming a public company, we have funded our operations through note financings, project level financings, and the issuance of our equity and debt securities. See Part I, Item 1. Financial Statements; Note 7– Notes Payable and Notes Payable– Related Party and Note 16-Subsequent Events. We intend to continue to finance our operations and finance Resource Group’s expansion if needed from the proceeds of future financings, proceeds from the sale of properties, and future revenues from operations. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have any committed sources of financing other than the funding of the Second April 2026 Notes if the conditions to funding are met. Although the April 2026 Purchase Agreement provides for the funding of an additional $87,000,000, such funding is subject to the Purchasers’ discretion and our ability to meet certain conditions and there can be no assurance that we will be able to access such funding. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. There is no guarantee we will be successful in raising capital outside of our current sources. In addition, under the purchase agreements from our recent private placement offerings, we are subject to certain restrictive covenants that may make it difficult for us to procure additional financing. Our current cash is anticipated to be sufficient to fund operations through June 2027 . We expect that we will need additional future financing which may not be available on acceptable terms, if at all. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm includes an explanatory paragraph that our auditors have expressed substantial doubt that we will be able to continue as a going concern.

Financing Activities

The following table represents our financing activities during the three months ending March 31, 2026. See Note 8 to the financial statements included elsewhere in this Quarterly Report for additional information regarding our financing activities.

	Balance as of December 31, 2025	Additions	Payments or Conversions	Balance as of March 31, 2026

LV Note	$1,000,000	$-	$-	$1,000,000
2nd Lien Note	1,000,000	-	-	1,000,000
New BCV Loan Agreement	2,000,000	1,020,000	-	3,020,000
1800 Diagonal Notes	478,610	-	(315,042)	163,568
Cedar Cash Advances	427,000	-	(45,000)	382,000
Boot Capital	87,750	-	(40,818)	46,932
Sixth Borough	250,000	-	-	250,000
Member Note	480,000	-	-	480,000
Peak One	-	310,000	(310,000)	-
Anson East Master Fund LP	-	1,275,000	-	1,275,000
Anson Investment Master Fund LP	-	3,825,000	-	3,825,000
Alto Opportunity Master Fund, SPC	-	942,985		942,985
Acquisition Related Notes and Additional Equipment Loan and Cash Advances *	15,788,293	820,240	(1,032,588)	15,575,945
	$21,511,653	$8,193,225	$(1,743,448)	$27,961,430

*	Additions include notes payable amounts acquired in connection with the Resource Group acquisition, as well as additional financing needs of our Resource and ZEI activities.

Cash Flow Summary

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net cash provided by (used in):
Operating activities	$(2,016,375)	$(551,874)
Investing activities	(529,675)	(10,000)
Financing activities	3,003,725	283,211
Net change in cash and cash equivalents	$457,675	$(278,663)

Operating activities used net cash of $2,016,375 during the three months ended March 31, 2026, and used cash of $551,874 during the three months ended March 31, 2025. Cash used in operating activities increased by $1,464,501 due to an increase of net loss of $7,149,008, partially offset by a $5,150,084 increase in the change in fair value of derivative liabilities. Additional factors impacting operating cash flows included an increase in depreciation expense of $553,449, a decrease in amortization of debt issuance costs of $164,840, and a decrease in stock-based compensation of $88,500, as well as common stock issued for services of $119,608 in 2026 compared to no such issuance in 2025. Changes in operating assets and liabilities also contributed to the increase in cash used, including a $603,206 increase in accounts receivable, a $124,571 decrease in inventory, and a $110,013 decrease in prepaid assets and other current assets, partially offset by a $445,980 increase in accounts payable and accrued expenses and a $47,455 decrease in amounts due to affiliates.

Investing activities used net cash of $529,675 during the three months ended March 31, 2026, and $10,000 net cash during the three months ended March 31, 2025, which is an increase in cash used of $519,675. This change results from an increase in proceeds from sale of property and equipment of $25,000, decrease in intangible assets of $10,000, increase in the purchase of property and equipment of $533,375, an increase in additions to equity based investments $21,300.

Cash provided from financing activities was $3,003,725 during the three months ended March 31, 2026, which resulted from $728,009 debt issuance costs paid, increased by $8,193,226 proceeds from short-term note payable, $1,646,350 in repayments of short-term notes payable and $2,769,189 of cash payments on derivative liabilities. Cash provided from financing activities was $283,211 during the three months ended March 31, 2025, which resulted from $232,784 debt issuance costs paid, increased by $1,094,400 proceeds from short-term note payable, and $578,405 in repayments of short-term notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the three months ended March 31, 2026 and the year ended December 31, 2025 included elsewhere in this Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

Investment Entities — The Company obtained a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The purpose of the investment in Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus will not consolidate the activities in its financial statements. The Company will use the equity method to report the activities as an investment in its condensed consolidated financial statements. As of March 31, 2026 the Company continued to hold a 50% interest in Norman Berry. The Norman Berry partnership recently obtained final city council and entitlement approval for the project. The next step involves completing the consolidation of the various lots into a single parcel, and the Company’s development team and surveyors are preparing the required documentation and submittals for city review and approval. Survey documents reflecting the approved M-I zoning designation are expected to be submitted to the city’s Planning Department for administrative review to obtain final parcel-map approval.

During the three months ended March 31, 2026 and 2025, Norman Berry did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2026 and December 31, 2025.

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

Intangible assets — Intangible assets consist of $22,210 of website costs that will be amortized over 5 years, $5,458,400 of trade name that will be amortized over 15 years, and $6,368,100 of a license agreement that will be amortized over 10 years which is the life of the license.

Project Development Costs — Project development costs are stated at cost. At March 31, 2026 and December 31, 2025, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information included in “Note 14 - Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from the risks previously reported in Part 1, Item 1A, “Risk Factors” of our 2025 10-K. You should carefully consider the factors discussed here and in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risks described here and in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have generated limited revenue and have incurred significant net losses in each year since inception. For the three months ended March 31, 2026, we incurred a net loss of $9,329,001 as compared to a net loss of $2,179,993 for the three months ended March 31, 2025. We expect to incur increasing losses in the future. We cannot offer any assurance as to our future financial results. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development plans.

During the three months ended March 31, 2026, our operating activities used net cash of $2,016,375 and as of March 31, 2026, our cash was $511,741. We have experienced significant losses since inception and have a significant accumulated deficit as of March 31, 2026 totaling $41,740,970. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. To date, we have not derived substantial revenue from the properties we own or have an interest in. We expect to potentially generate revenue through our growth of our compost and logistics businesses and sales of property, if any. There is uncertainty as to our ability to monetize our real estate properties or to generate sales proceeds. We expect our expenses to increase as operations increase from our compost and logistics businesses.

Although we have raised approximately $21.3 million  from the sale of securities in the past twelve months, unless we generate significant revenue from our compost and logistics businesses, we believe we will need to raise additional capital to fund our business expansion plans and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity and debt financings. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have any committed sources of financing other than the funding of the Second April 2026 Notes if the conditions to funding are met. Although the April 2026 Purchase Agreement provides for the funding of an additional $87,000,000, such funding is subject to the Purchasers’ discretion and our ability to meet certain conditions and there can be no assurance that we will be able to access such funding. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of Common Stock and various rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders, assuming we are able to sufficiently increase our authorized number of shares of Common Stock. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our current outstanding debentures prohibit us from engaging in certain types of financing while the debentures are outstanding. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned development work.

On April 8 and April 9, 2026, we entered into a consent and waiver agreement extending certain deadlines under the February 2026 Purchase Agreement; our failure to meet the extended deadlines could result in additional covenant remedies or require further negotiation with the investors.

Pursuant to the consent and waiver agreement entered into with the investors in the February 2026 Private Placement on April 8 and April 9, 2026, we obtained extensions of the deadlines by which we must (i) file a proxy statement and hold a stockholder meeting to obtain Stockholder Approval of the exercise of the Second Warrants and (ii) cause the initial registration statement registering the resale of the shares of Common Stock issuable upon conversion and exercise of the notes and certain warrants to be declared effective by the Securities and Exchange Commission. If we are unable to satisfy the extended deadlines, we may be required to negotiate additional extensions, pay cash penalties, or suffer other adverse consequences under the transaction documents, which could adversely affect our financial condition, results of operations, liquidity, and the market price of our Common Stock.

Our processing and transportation operations depend on a fleet of specialized equipment financed through multiple lenders, and the unavailability of equipment or equipment financing could impair our operational capacity.

Our biomass recycling and logistics operations rely on a fleet of specialized processing equipment and transportation vehicles, including trommel screeners, grinders, shredders, and grapple trucks, a significant portion of which is financed through secured lending arrangements with third-party lenders. Effective December 30, 2025, our wholly owned subsidiary Resource Group LLC entered into two Negotiable Promissory Notes and Security Agreements with Commercial Credit Group in the aggregate original principal amount of approximately $2.55 million to finance the acquisition of a Komptech Crambo shredder and a Diamond Z horizontal grinder. These notes are secured by substantially all of the assets of Resource Group LLC. A default under any of our equipment financing arrangements, or our inability to obtain financing for additional equipment on commercially reasonable terms, could impair our operational capacity and adversely affect our business, financial condition, and results of operations.

Our legacy real estate monetization efforts are subject to significant execution risk, and we may not realize the anticipated proceeds from our legacy real estate portfolio.

We continue to pursue the monetization of our legacy real estate holdings, including through sales, joint ventures, and conveyances to secured creditors. On January 6, 2026, our wholly owned subsidiary LV Peninsula Holding, LLC delivered a Deed in Lieu of Foreclosure conveying title to our Lake Travis project site in Lago Vista, Texas, to an institutional lender in exchange for the conditional extinguishment of $5.0 million of outstanding secured debt. Although we retain the right to receive 70% of any net sale proceeds above $5.0 million upon the lender’s disposition of the Lago Vista property, and we may receive payment on a conditional $5.0 million promissory note issued by LV Peninsula in certain circumstances, there can be no assurance that any such proceeds or payments will be realized or that the amounts realized will be material. Additional risks affect our remaining legacy real estate holdings, including the Norman Berry Village joint venture in Atlanta, Georgia (as to which the first lien note held by us matured on March 11, 2025 and remains in default), our interest in JDI-Cumberland Inlet, LLC (which filed for bankruptcy protection in May 2025, and from which we have not received any proceeds as of the date of this Quarterly Report), the St. Mary’s Industrial Site (subject to a pending Agreement of Sale), and the McLean Mixed Use Site in Durant, Oklahoma (subject to a Lis Pendens filed by the Durant Industrial Authority). Any failure to monetize our legacy real estate holdings on commercially reasonable terms, or at all, could adversely affect our liquidity and financial position.

We are dependent on a limited number of customers and a limited number of commercial drivers, and the loss of key customers or drivers could adversely affect our business.

Our biomass recycling and logistics businesses currently serve a limited set of customers, including municipal entities, construction contractors, landscaping companies, and a multi-billion-dollar national waste management company. In addition, our logistics operations depend on a small number of licensed commercial drivers. The loss of any significant customer, or an inability to recruit, train, and retain qualified drivers, could materially impair our transportation capacity and revenues, adversely affect our margins, and require us to incur incremental costs to replace lost business or personnel.

We are subject to extensive federal, state, and local environmental laws and regulations, and changes in those laws and regulations may increase our operating costs or expose us to liability.

Our engineered soils, remediation, organics processing, and logistics operations involve the handling, transport, and processing of materials that are subject to federal, state, and local environmental laws and regulations, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act. Liability under such laws may be imposed on a strict, joint and several basis, and may be imposed even for contamination not caused by our own operations. Changes in environmental laws, regulations, or enforcement priorities including policies relating to landfill bans, organics diversion mandates, air quality, and water quality could impose additional costs and limitations on our operations and adversely affect our competitive position.

We face risks related to supply of organic feedstocks, vehicle and equipment supply chains, fuel costs, and material price volatility, any of which could adversely affect our margins.

Our operations rely on a consistent and cost-effective supply of organic feedstocks, amendments, vehicle fuel, and specialized equipment. Disruptions in the supply chain for any of these inputs, or sustained increases in fuel or input costs, could reduce our operating margins, impair our ability to fulfill customer orders, and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The 1-for-20 Reverse Stock Split may not achieve its intended effect and may adversely affect the liquidity of our common stock.

On March 26, 2026, we effected the 1-for-20 Reverse Stock Split . The Reverse Stock Split reduced the number of our outstanding shares of Common Stock from approximately 50,000,000 to approximately 2,507,537. Although the Reverse Stock Split was effected to, among other things, raise the per-share trading price of our Common Stock to allow for continued listing on The Nasdaq Capital Market, there can be no assurance that the Reverse Stock Split will have the desired effect of sufficiently raising the per-share trading price of our Common Stock over the long term, that any resulting price level will be maintained, or that the Reverse Stock Split will not adversely affect the liquidity of our Common Stock. In addition, the reduction in the number of outstanding shares may decrease trading volume, increase price volatility, and adversely affect the market price of our Common Stock.

We remain subject to the other continued listing requirements of The Nasdaq Capital Market, one of which we currently are not in compliance with, and such noncompliance or any future failure to satisfy those requirements could result in the delisting of our Common Stock.

We are required to maintain stockholders’ equity in excess of $2,500,000. As of March 31, 2026, our stockholders’ equity was $1,235,728, which is below the $2,500,000 minimum stockholders’ equity standard set forth in Nasdaq Listing Rule 5550(b)(1). We anticipate that Nasdaq will provide us with a deficiency notice and opportunity to cure the deficiency. If we fail to satisfy the stockholder’s equity continued listing requirements and do not cure such deficiency within any cure period provided to us or fail to satisfy any other continued listing requirement, we may receive additional deficiency notices from Nasdaq, which could ultimately result in the delisting of our Common Stock. A delisting of our Common Stock would have an adverse effect on the liquidity and market price of our Common Stock and on our ability to raise additional capital in the public markets.

On January 26, 2026, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that, for the preceding 30 consecutive business days, the closing bid price of our Common Stock had not maintained the $1.00 minimum closing bid price required by Nasdaq Listing Rule 5550(a)(2). On April 10, 2026, we received notice from Nasdaq that, for the 10 consecutive business days from March 26, 2026 through April 9, 2026, the closing bid price of our Common Stock had been at or above $1.00 per share and, accordingly, we had regained compliance with Nasdaq Listing Rule 5550(a)(2), and that the matter was closed. Notwithstanding our regained compliance, as discussed above we remain subject to the other continued listing requirements of The Nasdaq Capital Market, including minimum stockholders’ equity, minimum market value of publicly held shares, and corporate governance requirements. If the trading price of our Common Stock declines below $1.00 per share for a sustained period, or if we fail to satisfy any other continued listing requirement, we may receive additional deficiency notices from Nasdaq, which could ultimately result in the delisting of our Common Stock. A delisting of our Common Stock would have an adverse effect on the liquidity and market price of our Common Stock and on our ability to raise additional capital in the public markets.

The conversion of our Senior Convertible Notes and the exercise of our outstanding warrants, preferred stock, and other convertible securities could result in substantial dilution to our stockholders.

As of March 31, 2026, we had outstanding Senior Convertible Notes (convertible into shares of our Common Stock at an initial conversion price of $5.62 per share, as adjusted for the Reverse Stock Split), First February Warrants (exercisable for shares of our Common Stock at an initial exercise price of $3.1188 per share, as adjusted for the Reverse Stock Split), Second February Warrants (exercisable subject to Stockholder Approval at an initial exercise price of $3.1188 per share, as adjusted for the Reverse Stock Split), Series B Non-Voting Convertible Preferred Stock, and various other warrants, options, and rights to acquire shares of our Common Stock. In addition, we issued the April 2026 Initial Notes and certain April 2026 Warrants and have agreed to issue the April 2026 Second Notes and certain of the April 2026 Warrants upon or promptly after the effective date of the registration statement that we are required to file in order to register the offer and resale of the shares of Common Stock issuable upon conversion of the April 2026 Initial Notes and the April 2026 Second Notes and exercise of the April 2026 Warrants. The conversion of the Senior Convertible Notes, the exercise of the First Warrants, Second Warrants, and other outstanding warrants, the conversion of the Series B Preferred Stock, the conversion of the April 2026 Notes and the exercise of the April 2026 Warrants and other convertible securities, could result in the issuance of a substantial number of additional shares of our Common Stock and in substantial dilution to our existing stockholders. Such issuances could also cause the market price of our Common Stock to decline. In addition, the April 2026 Purchase Agreement provides for the funding of an additional $87,000,000 and the issuance of additional notes and warrants upon such financing, subject to the Purchasers discretion and our ability to meet certain conditions, which issuances could also result in substantial dilution to our existing stockholders and also cause the market price of our Common Stock to decline.

We currently do not intend to pay dividends on our Common Stock; consequently, a stockholder’s ability to achieve a return on an investment in our Common Stock will depend on appreciation in the price of our Common Stock.

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The payment of dividends is restricted by the terms of the Senior Convertible Notes and the April 2026 Notes may be restricted by the terms of future financings. As a result, a stockholder’s ability to achieve a return on an investment in our Common Stock will depend on appreciation in the price of our Common Stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended March 31, 2026, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

On February 3, 2026, we issued 17,500 restricted shares of our Common Stock to a consultant with a total value of $48,300 for services provided. On February 5, 2026, we issued 25,000 restricted shares of our Common Stock to a consultant with a total value of $70,500 for services provided. The consultants were sophisticated investors, received shares that had a restricted legend and had adequate access, though their relationship with the Company, to information about the Company. We believe that such transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the first quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-41581)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 8, 2024, File No. 001-41581)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2024 (File No. 001-41581))

3.5	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025 (File No. 001-41581))

3.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2025 (File No. 001-41581))

3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025 (File No. 001-41581))

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 22, 2025 (File No. 001-41581))

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 22, 2025 (File No. 001-41581))

3.10	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 22, 2025 (File No. 001-41581))

3.11	Certificate of Amendment to Amended and Restate Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2026 (File No. 001-41581).

4.1

Form of Senior Convertible Note, dated February 12, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))

4.2

Form of Warrant, dated February 17, 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))

4.3	Form of Warrant, dated February 17, 2026 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))

4.4	Form of Senior Convertible Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on [May 4], 2026 (File No. 001-41581))

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on [May 4], 2026 (File No. 001-41581))

10.1

Restructuring and Collateral Agreement, effective January 6, 2026, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))

10.2

Loan Modification Agreement, dated January 6, 2026, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))

10.3

Promissory Note, issued by LV Peninsula Holding LLC, dated January 6, 2026 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))

10.4

Deed in Lieu of Foreclosure, dated January 6, 2026 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))

10.5

Deed of Trust and Security Agreement, dated January 6, 2026 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))

10.6

Pledge Agreement, effective January 6, 2026, between LV Peninsula Holding LLC and Austerra Stable Growth Fund, LP (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))

10.7

Collateral Transfer of Note and Lien, dated January 6, 2026 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2026 (File No. 001-41581))

10.8

Placement Agency Agreement, dated February 12, 2026, between the Company and Dawson James Securities, Inc. (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))

10.9*

Form of Securities Purchase Agreement, dated February 12, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))

10.10

Form of Registration Rights Agreement, dated February 12, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2026 (File No. 001-41581))

10.11^	Employment Agreement, dated March 23, 2026, by and between Tristan Burnham and Resource Group US Holdings LLC (incorporated herein by reference to Exhibit 10.125 to Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2026 (File No. 001-41581)

10.12	Placement Agency Agreement, dated April 30, 2026, between the Company and Dawson James Securities, Inc. (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on [May 4], 2026 (File No. 001-41581))

10.13^	Form of Securities Purchase Agreement, dated April 30, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on [May 4], 2026 (File No. 001-41581))

10.14	Form of Registration Rights Agreement, dated April 30, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on [May 4], 2026 (File No. 001-41581))

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

^	Management contract or compensatory plan or arrangement

*	Exhibits and schedules have been omitted pursuant to Items 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	RENX ENTERPRISES CORP.
(Registrant)

	By:	/s/ David Villarreal
David Villarreal
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nicolai Brune
Nicolai Brune
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)