Form 10-Q
period 2026-06-30
RenX Enterprises Corp.
filed 2026-08-13
CIK 1959023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026 the issuer had a total of 2,646,209 shares of common stock, $0.001 par value per share, outstanding.

RENX ENTERPRISES CORP. AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RENX ENTERPRISES CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$2,160,288	$54,066
Prepaid assets and other current assets	1,461,241	638,166
Inventory	796,641	1,078,610
Accounts receivable, net	1,347,380	799,068
Current Assets	5,765,550	2,569,910

Land	2,393,785	2,393,785
Property and equipment, net	12,334,542	11,802,248
Project development costs and other non-current assets	91,289	91,289
Equity-based investments	849,740	828,440
Intangible assets, net	10,758,093	11,260,365
Right of use assets	269,614	290,092
Goodwill	6,240,432	6,240,432
Total Assets	$38,703,045	$35,476,561

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable and accrued expenses	$5,104,959	$5,530,211
Due to affiliates	2,047,378	2,094,833
Short-term notes payable, net	16,051,865	6,956,259
Notes payable - related party, current	511,749	5,562,266
Operating lease liabilities, current	65,301	60,446
Finance lease liabilities, current	190,079	183,359
Derivative liability	6,199	1,218,258
Total Current Liabilities	23,977,530	21,605,632

Long-term notes payable, net	6,574,496	8,243,678
Operating lease liabilities	223,544	250,119
Finance lease liabilities	885,527	982,887
Total Liabilities	31,661,097	31,082,316

Stockholder’s Equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized, 30,416 issued and outstanding as of June 30, 2026, 938,847 issued and outstanding as of December 31, 2025	31	939
Series B Preferred stock, $0.001 par value, 360,000 shares authorized, 550 issued and outstanding as of June 30, 2026, 327,811 issued and outstanding as of December 31, 2025	1	326
Series C Preferred stock, $0.001 par value, 7,169 shares authorized, 7,169 issued and outstanding as of June 30, 2026, 0 issued and outstanding as of December 31, 2025	7	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,621,925 issued and 2,613,742 outstanding as of June 30, 2026 and, 946,742 issued and 938,559 outstanding as of December 31, 2025	2,622	947
Additional paid-in capital	56,799,473	36,565,513
Treasury stock, at cost – 8,183 and 8,183 shares at June 30, 2026 and December 31, 2025, respectively	-	-
Accumulated deficit	(49,760,186)	(32,173,480)
Total Stockholder’s Equity	7,041,948	4,394,245
Total Liabilities and Stockholder’s Equity	$38,703,045	$35,476,561

The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$4,255,906	$1,402,511	$8,214,030	$1,420,681
Total	4,255,906	1,402,511	8,214,030	1,420,681

Cost of Revenue
Costs of revenue	2,898,411	857,556	5,524,079	869,356
Total	2,898,411	857,556	5,524,079	869,356

Gross Profit	1,357,495	544,955	2,689,951	551,325

Operating expenses
Payroll and related expenses	1,011,733	685,974	2,065,693	1,137,426
General and administrative expenses	1,916,390	1,429,935	3,337,811	1,879,489
Professional and consulting fees	667,206	181,614	1,753,481	467,180
Marketing and business development expense	758,143	156,778	1,297,870	240,439
Bad debt expense	-	3,025,000	-	3,025,000
Total	4,353,472	5,479,301	8,454,855	6,749,534
Operating loss	(2,995,977)	(4,934,346)	(5,764,904)	(6,198,209)

Other income (expense)
Interest expense	(2,809,439)	(830,196)	(4,141,183)	(1,784,845)
Change in fair value of derivative liability	-	-	(1,268,162)	-
Loss on settlement of derivative liability	-	-	(3,881,922)	-
Loss on exchange transaction	(2,215,127)	-	(2,215,127)	-
Loss on sale of equipment	-	-	(80,289)	-
Interest income	-	23,984	-	47,672
Other income	1,327	16,603	3,370	31,432
Total	(5,023,239)	(789,609)	(11,583,313)	(1,705,741)

Net loss	$(8,019,216)	$(5,723,955)	$(17,348,217)	$(7,903,950)

Net loss per share
Basic and diluted	$(3.08)	(45.90)	$(7.66)	$(69.48)

Weighted average shares outstanding:
Basic and diluted	2,600,982	124,718	2,266,132	113,765

The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

			Preferred Stock		Preferred Stock		Additional		Non-	Total
	Common Stock		(Series A)		(Series B)		Paid-in	Accumulated	controlling	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2025	74,344	$74	-	$-	-	$-	$16,660,564	$(16,039,022)	$231,562	$853,178
Conversion of notes payable and accrued interest	29,563	30	-	-	-	-	1,099,970	-	-	1,100,000
Exercise of prefunded warrant	4,167	4	-	-	-	-	(4)	-	-	-
Issuance of stock for debt issuance	4,700	5	-	-	-	-	114,581	-	-	114,586
Forgiveness of related party debt	-	-	-	-	-	-	391,524	-	-	391,524
Stock-based compensation	-	-	-	-	-	-	88,500	-	-	88,500
Deconsolidation of Sugar Phase	-	-	-	-	-	-	-	-	(66,667)	(66,667)
Net loss	-	-	-	-	-	-	-	(2,179,993)	-	(2,179,993)
Balance at March 31, 2025	112,774	113	-		-	-	18,355,135	(18,219,015)	164,895	301,128
Stock-based compensation	547	1	-	-	-	-	88,510	-	-	88,511
Cash paid for stock split	-	-	-	-	-	-	(68)	-	-	(68)
Issuance of warrants	-	-	-	-	-	-	170,811	-	-	170,811
Issuance of common and preferred stock for acquisition of Resource	18,841	19	1,500,000	1,500	-	-	9,231,063	-	-	9,232,582
Conversion of notes payable	19,444	19	-	-	-	-	349,981	-	-	350,000
Issuance of stock for debt issuance	5,000	5	-	-	-	-	99,995	-	-	100,000
Net loss	-	-	-	-	-	-		(5,723,955)	-	(5,723,955)
Balance at June 30, 2025	156,606	$157	1,500,000	$1,500	-	$-	$28,295,427	$(23,942,970)	$164,895	$4,519,009

			Preferred Stock		Preferred Stock		Preferred Stock		Additional		Total
	Common Stock		(Series A)		(Series B)		(Series C)		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2026	946,742	$947	938,847	$939	327,811	$326	-	$-	$36,565,513	$(32,173,480)	$4,394,245
Issuance of stock for warrant exercise	135,107	135	-	-	-	-	-	-	(135)	-	-
Conversion of Series B preferred stock to common stock	1,202,577	1,203	-	-	(327,261)	(325)	-	-	3,592,076	-	3,592,954
Series B preferred stock accrued dividends	-	-	-	-	-	-	-	-	238,489	(238,489)	-
Issuance of stock for services	42,500	43	-	-	-	-	-	-	119,565	-	119,608
Conversion of Series A preferred stock to common stock	181,300	181	(548,145)	(548)	-	-	-	-	367	-	-
Forgiveness of related party debt	-	-	-	-	-	-	-	-	490,000	-	490,000
Issuance of warrants for debt issuance	-	-	-	-	-	-	-	-	1,967,922	-	1,967,922
Net loss	-	-	-	-	-	-	-	-	-	(9,329,001)	(9,329,001)
Balance at March 31, 2026	2,508,226	2,509	390,702	391	550	1	-	-	42,973,797	(41,740,970)	1,235,728
Cash paid for stock split	(35)	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for debt issuance	-	-	-	-	-	-	-	-	4,382,287	-	4,382,287
Conversion of Series A preferred stock to common stock	91,234	91	(360,286)	(360)	-	-	-	-	269	-	-
Issuance of common stock for services	22,500	22	-	-	-	-	-	-	58,928	-	58,950
Exchange of related party debt for Series C preferred stock and warrants	-	-	-	-	-	-	7,169	7	9,384,192	-	9,384,199
Net loss	-	-	-	-	-			-	-	(8,019,216)	(8,019,216)
Balance at June 30, 2026	2,621,925	$2,622	30,416	$31	550	$1	7,169	$7	$56,799,473	$(49,760,186)	7,041,948

The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,348,217)	$(7,903,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	1,268,162	-
Loss on settlement of derivative liability	3,881,922	-
Loss on exchange transaction	2,215,127	-
Depreciation	1,109,213	144,685
Amortization	502,272	62,510
Bad debt expense	-	3,025,000
Amortization of debt issuance costs	1,963,579	840,845
Amortization of right of use asset	20,478	1,687
Stock based compensation	-	177,011
Impairment of intangible assets	-	965,812
Loss on sale of equipment	80,289	-
Common stock for services	178,558	-
Changes in operating assets and liabilities:
Account receivable	(548,312)	(168,831)
Inventory	281,969	(30,412)
Prepaid assets and other current assets	(823,075)	346,551
Notes receivable	-	2,500
Due to affiliates	(47,455)	204,219
Accounts payable and accrued expenses	2,183,303	2,409,973
Operating lease liabilities	(21,720)	(1,687)
Net cash (used in) provided by operating activities	(5,103,907)	75,913

Cash flows from investing activities:
Additions to intangible assets	-	(7,778)
Cash received in acquisition	-	309,557
Purchase of CIP materials	-	(2,575)
Proceeds from sale of property and equipment	25,000	-
Purchase of property and equipment	(1,746,796)	-
Additions to equity based investments	(21,300)	-
Net cash (used in) provided by investing activities	(1,743,096)	299,204

Cash flows from financing activities:
Debt issuance costs	(2,068,717)	(361,477)
Payments on finance lease	(90,640)	(13,620)
Cash paid from split	-	(58)
Proceeds from notes payable	16,323,308	1,224,900
Principal payments on debt	(2,441,537)	(1,339,283)
Cash payment of derivative liability	(2,769,189)	-
Net cash provided by (used in) financing activities	8,953,225	(489,538)

Net change in cash from continuing operations	2,106,222	(114,421)

Net cash provided by (used in) discontinued operations:
Cash provided by operating activities	-	237,505
Cash provided by investing activities	-	59,591
Cash used in financing activities	-	(7,355)
Net cash provided by discontinued operations	-	289,741
Net change in cash	2,106,222	175,320

Cash – beginning of period	54,066	227,766

Cash – end of period	$2,160,288	$403,086
Supplemental disclosure of non-cash operating activities:

Forgiveness of related party accounts payable and accrued expenses	$490,000	$-
Issuance of stock for derivative liability settlement	$3,592,954	$-
Issuance of stock for warrant exercise	$135	$-
Conversion of Series A preferred stock to common stock	$272	$-
Conversion of notes payable and accounts payable and accrued expenses for Series C preferred stock and warrants	$7,169,072	$-
Deferred gain on sale from sale of equity investment	$-	-
Forgiveness of amounts due from affiliates	$-	$391,524
Issuance of warrants for debt issuance	$6,350,209	$285,397
Conversion of notes payable	$-	$1,450,000
Pre-funded warrants	$-	$83

 The accompanying notes are an integral part of these condensed financial statements.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

1.	Description of Business

RenX Enterprises Corp. (the “Company” or “RenX”) is a vertically integrated, full-service operator in the engineered soils and organic recycling industry, operating through Resource Group US Holdings LLC (“Resource Group”), which the Company acquired in June 2025 in a transaction that marked a significant strategic shift in the Company’s core business. The Company, through its subsidiaries, centers its operations on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Through its subsidiary, Zimmer Equipment Inc. (“ZEI”), the Company provides comprehensive waste logistics and collection services for its own products as well as for products of third parties through ZEI’s owned fleet of high-capacity transportation equipment and third-party contractors engaged by ZEI. ZEI offers year-round collection and disposal services through high-capacity grapple trucks, open-top walking floor trailers, and variable-sized containers serving green waste generators, landscaping companies, golf courses, communities, and municipalities. Resource Group works with ZEI to streamline operations by internalizing certain transportation services, reducing over-the-road mileage, lowering disposal costs, and maximizing efficiency. The Company also continues to seek to monetize its legacy real estate assets and joint venture interests.

The Company is a Delaware corporation, originally formed in 2021 under the name SGB Development Corp. to engage in real property development using purpose-built, prefabricated modules constructed from both wood and steel. From its inception through 2023, the Company’s operations primarily focused on the acquisition, entitlement, and development of residential properties in high-growth markets across the United States, including direct acquisitions of land, strategic investments in real estate entities, and joint venture partnerships targeting green, single-family and multifamily housing projects. In 2023 and early 2024, the Company expanded that strategy by investing in real estate-related artificial intelligence (“AI”) technologies and entering into additional joint ventures in the Southern Texas market aimed at developing sustainable single-family housing. Following the strategic shift described above, the Company is no longer pursuing real estate-related AI activities, and the Company has announced plans to monetize its legacy real estate holdings by selling properties where third-party appraisals indicate meaningful value appreciation, with proceeds to be reinvested in its current operations. In December 2025, the Company changed its name to RenX Enterprises Corp. to reflect its new strategic direction.

The Company operates in three segments: compost sales, logistics, and real estate development

Going Concern

The Company began operations during 2021 and has incurred net losses since inception and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. As of June 30, 2026, the Company has an accumulated deficit of $49,760,186, and negative working capital of $18,211,980. The Company has funded its operations through bridge note financing, project level financing, and the issuance of its equity and debt securities. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has initiated a strategic monetization of its legacy real estate properties, which may yield additional financing proceeds to fund operations, however there is no assurance that the Company will be successful in achieving its objectives.

Reverse Stock Split

On October 8, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“2024 Stock Split”).

On March 26, 2026, the Company effected a second 1-for-20 reverse stock split of its then-outstanding common stock (“2026 Stock Split”).

All share and per share amounts set forth in the condensed consolidated financial statements of the Company have been retroactively restated to reflect the 2024 Stock Split and 2026 Stock Split as if they had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the six months ended June 30, 2026 have been adjusted to reflect the reverse stock splits effected in October 2024 and March 2026.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

2.	Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited condensed consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 1, 2026. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LV Peninsula Holding, LLC (“LV Holding”), MyVonia Innovations LLC (“MyVonia LLC”), Resource Group, Resource Group US LLC (“Resource”), Zimmer Equipment Inc. (“ZEI”) and ETS Realty 1, LLC (“ETS”), as well as Sugar Phase I LLC (“Sugar Phase”) and Pulga Internacional LLC (“Pulga”) (until the time of deconsolidation).

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

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

The revenue the Company has generated has resulted primarily from the sale of materials (compost, engineered soils, and mulch) as well as the collection and disposal services of waste, which at times, is produced into saleable materials. Such revenue is recognized at the point in time when control of the product transfers to the customer, which typically occurs upon delivery or customer pickup at the Company’s facility. For revenue from commissions related to residential real estate purchased and sales transactions, the Company applies recognition of revenue when the customer obtains control over such service, which is at a point in time.

Revenue from the sale of materials amounted to $1,048,773 and $425,197, and revenue from logistics, collection and disposal services provided by ZEI amounted to $3,207,133 and $977,314, for the three months ended June 30, 2026 and 2025, respectively.

Revenue from the sale of materials amounted to $1,996,735 and $425,197, and revenue from logistics, collection and disposal services provided by ZEI amounted to $6,217,295 and $977,314, for the six months ended June 30, 2026 and 2025, respectively. Revenue from commissions amounted to $0 and $18,170 for the six months ended June 30, 2026 and 2025, respectively.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

The allowance for credit losses reflects the Company’s best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations, and cash flows. As of June 30, 2026 and December 31, 2025, the Company’s allowance for credit losses amounted to $145,788 and $160,075, respectively.

Inventory — Inventory consists of dirt, sand, mulch and compost. The Company’s inventory is valued at the lower of cost (first-in, first-out method) or net realizable value, and consists of all finished goods. As of June 30, 2026 and December 31, 2025 there was inventory of $796,641 and $1,078,610, respectively.

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

For the Six Months Ended June 30, 2026 and 2025

2.	Summary of Significant Accounting Policies (cont.)

Investment Entities — The Company obtained a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”). The purpose of the investment in Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus does not consolidate Norman Berry’s activities in its financial statements. The Company uses the equity method to report Norman Berry’s activities as an investment in its condensed consolidated financial statements. As of June 30, 2026 the Company continued to hold a 50% interest in Norman Berry. During the six months ended June 30, 2026, the Company contributed an additional $21,300 for its investment. The Norman Berry partnership recently obtained final city council and entitlement approval for the project. The next step involves completing the consolidation of the various lots into a single parcel, and the Company’s development team and surveyors are preparing the required documentation and submittals for city review and approval. Survey documents reflecting the approved M-I zoning designation are expected to be submitted to the city’s Planning Department for administrative review to obtain final parcel-map approval.

During the six months ended June 30 2026 and 2025, Norman Berry did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of June 30, 2026 and December 31, 2025.

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

Project Development Costs — Project development costs are stated at cost. At June 30, 2026 and December 31, 2025, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

2.	Summary of Significant Accounting Policies (cont.)

Fair value measurements — Financial instruments, including accounts payable and accrued expenses are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments. The short-term notes payable are carried at cost which approximates fair value due to corresponding market rates. Financial instruments, such as derivative liabilities are measured at fair value at each reporting date (see Note 6 for additional information).

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

For the Six Months Ended June 30, 2026 and 2025

2.	Summary of Significant Accounting Policies (cont.)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The impact of the OBBBA has not had a material impact on the Company’s condensed consolidated financial statements.

Business Combinations — The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s condensed consolidated statements of operations. Costs that the Company incurs to complete the business combination are charged to general and administrative expenses as they are incurred.

For acquisitions of assets that do not constitute a business, any assets and liabilities acquired are recognized at their cost based upon their relative fair value of all asset and liabilities acquired.

Recently Issued Accounting Pronouncements - In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity discloses more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its financial statements.

3	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2026 and December 31, 2025 the Company’s property and equipment, net consisted of the following:

	2026	2025	Estimated Life
Computer equipment and software	$7,293	$7,293	5 years
Equipment	8,333,595	6,835,836	5-10 years
Reserves	3,636,379	3,636,379	*
Furniture and fixtures	1,567,871	1,529,412	4-7 years
Land improvements	321,922	321,922	7-20 years
Vehicles and trailer	5,824,464	5,824,464	5 years
Less: accumulated depreciation	(7,356,982)	(6,353,058)
Property, plant and equipment, net	$12,334,542	$11,802,248

*	Based upon units-of-production

Included in property and equipment is $2,110,471 and $2,110,471 of finance lease right of use assets as of June 30, 2026 and December 31, 2025, respectively.

Depreciation expense for the three months ended June 30, 2026 and 2025 amounted to $555,399 and $143,210, respectively, of which $51,914 and $19,423 related to finance leases, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $1,109,213 and $144,685, respectively, of which $105,947 and $19,423 related to finance leases, respectively.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

4.	Intangible Assets

At June 30, 2026 and December 31, 2025 the Company’s intangible assets consisted of the following:

	2026	2025
Website costs	$22,210	$22,210
Trade name	5,458,400	5,458,400
License agreement	6,368,100	6,368,100
Less: accumulated amortization	(1,090,617)	(588,345)
	$10,758,093	$11,260,365

Amortization expense for the three months ended June 30, 2026 and 2025 amounted to $251,286 and $37,506, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 amounted to $502,272 and $62,510, respectively.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

Estimated
amortization
For the year ending December 31:	expense
2026 (remaining)	$502,273
2027	1,004,545
2028	1,004,545
2029	999,503
2030 and thereafter	7,247,227
$10,758,093

5.	Equity-based investments

As of June 30, 2026, the Company’s investment in Norman Berry amounted to $849,740. As of December 31, 2025, the Company’s investment in Norman Berry amounted to $828,440. The financial position of the Company’s equity-based investments are summarized below as of June 30, 2026 and December 31, 2025:

Balance sheet information:	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Total assets	$1,000,000	$1,000,000
Total liabilities	$-	$-
Members’ equity	$1,000,000	$1,000,000

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

6.	Fair Value Measurements

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

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation. The fair value of the Company’s derivative liability was determined using significant unobservable measures and therefore classified as Level 3. The Company does not have any financial instruments in the Level 1 or Level 2 category.

	Fair value measured as of June 30, 2026
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$6,199	$-	$-	$6,199

	Fair value measured as of December 31, 2025
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$1,218,258	$-	$-	$1,218,258

The table below shows the inputs used to determine the fair value of the derivative liability:

	June 30, 2026	December 31, 2025
Risk-free interest rate	3.68%	3.68%
Market discount rate	0-30%	30%
Term	4.54 years	4.79 years
Expected volatility	140%	140%

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

6.	Fair Value Measurements (cont.)

The following table sets forth a summary of the change in the fair value of the derivative liability that are measured at fair value on a recurring basis for the six months ended June 30, 2026

Balance, as of December 31, 2025	$1,218,258
Payments made *	(6,362,143)
Change in fair value	1,268,162
Loss on settlement	3,881,922
Balance, as of June 30, 2026	$6,199

*	During the six months ended June 30, 2026, $2,769,189 was paid in cash and shares of common stock, valued at $3,592,954, were issued as additional payment.

7.	Notes Payable and Notes Payable – Related Party

The following outlines the Company’s Notes Payable and Notes Payable – Related Party. Any related party notes payable are noted as such.

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

The Company and Norman Berry entered into a Restructuring and Collateral Agreement, dated January 6, 2026 and effective as of December 31, 2025 (the “Restructuring Agreement”), with an institutional investor relating to the outstanding promissory note in the principal amount of approximately $7.0 million issued by LV Holding and secured by the Company’s Lake Travis project site in Lago Vista, Texas (the “Lago Vista Property”). Pursuant to the Restructuring Agreement, among other things: (i) LV Holding delivered a Deed in Lieu of Foreclosure conveying title to the Lago Vista Property to the lender in exchange for the lender’s agreement to conditionally extinguish $5.0 million of the outstanding note; (ii) LV Holding entered into a Loan Modification Agreement, dated December 31, 2025, securing the remaining $2.0 million balance of the outstanding note with the Company’s property in Durant, Oklahoma; (iii) LV Holding issued a conditional promissory note, dated January 6, 2026 (the “New LV Note”), in the principal amount of $5.0 million, which will automatically become effective on or before the date that is 24 months after its execution if the development, construction, flood-plain remediation and all material improvements to the Lago Vista Property have not been substantially completed in accordance with the agreed project plan or the entire outstanding indebtedness owed to the lender is not paid, and which, upon effectiveness, would bear interest at a rate of 13.50% per annum, provide for interest-only payments for 12 months and mature on December 1, 2028; and (iv) the Company pledged its 50% membership interest in Norman Berry to the lender as collateral (which membership interest also serves as alternative collateral under the New BCV Loan Agreement) and granted the lender a security interest in a $209,333 promissory note executed by Norman Berry payable to the Company. Upon a sale of the Lago Vista Property by the lender, the Company is entitled to receive 70% of any net sale proceeds in excess of $5.0 million plus any additional new funds provided for finalization of the project, including accrued interest and/or penalties.

BCV

On November 10, 2025, the Company entered into a new Loan Agreement (the “New BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV Renew Earth (“BCV Renew Earth”), for up to $5,000,000 in proceeds, under which it initially received $2,000,000. The New BCV Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on May 10, 2027. The New BCV Loan Agreement is secured primarily by the Company’s property in Durant, Oklahoma and its 50% membership interest in Norman Berry as alternative collateral, to be used only if the note is in default (that membership interest is also pledged to the lender under the Restructuring Agreement relating to the Lago Vista Property). As of June 30, 2026, the principal balance amounted to $3,583,400.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

1800 Diagonal

Between April and December 2025, the Company issued five promissory notes to 1800 Diagonal Lending LLC (“1800 Diagonal”), the Fifth through Ninth 1800 Diagonal Notes, in an aggregate original principal amount of $626,500, each issued at an original issue discount and payable in scheduled monthly installments. As of June 30, 2026, all five notes had been repaid in full and no principal balance remained outstanding. The terms of these notes are described in the Company’s 2025 Annual Report on Form 10-K.

Between December 2025 and June 2026, the Company issued three promissory notes in favor of 1800 Diagonal in the aggregate principal amount of $487,310 for a total purchase price of $421,488, representing an original issue discount of $65,822. Under the terms of the notes, the Company is required to make monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment on set dates , with the final maturity date being December 2026. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with these notes, the Company incurred $22,000 in debt issuance costs.

As of June 30, 2026 the total principal balance of 1800 Diagonal Notes amounted to $368,093.

Cedar

On March 13, 2025, the Company entered into a Cash Advance Agreement (the “Cedar Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold to Cedar $750,000 of its future receivables for a purchase price of $610,000 less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $49,900. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $15,000 a week directly from the Company until the $750,000 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of June 30, 2026, the principal balance amounted to $318,274.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

On April 27, 2026, the Company refinanced a portion of its remaining obligations to Cedar by entering into a new Cash Advance Agreement (the “Cedar April 2026 Agreement”), pursuant to which the Company sold to Cedar $118,915 of its future receivables for a purchase price of $85,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $80,000. Pursuant to the Cedar April 2026 Agreement, Cedar is expected to withdraw $3,716 a week directly from the Company until the $118,915 due to Cedar is paid in full. In the event of a default (as defined in the Cedar April 2026 Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar April 2026 Agreement. As of June 30, 2026, the principal balance amounted to $61,093.

Resource Group Note – Related Party

On June 2, 2025, the Company entered into an Amendment (the “Amendment”) to the Membership Interest Purchase Agreement, dated February 25, 2025 (the “Resource Group MIPA”), with Resource Group US Holdings LLC, a Florida limited liability company (“Resource Group”), and the members of Resource Group (the “Equityholders”). The Amendment altered the consideration to be paid by the Company to the Equityholders in connection with the purchase of 100% of the membership interests of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group included, amongst other things, $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing; the full consideration for the acquisition is described in Note 8 — Business Combination and Acquisition of Assets. No default under this note has been declared and the Company is in the process of documenting an exchange of this debt for equity.

As of June 30, 2026, the principal balance amounted to $480,000.

Boot Capital

On December 15, 2025, the Company issued a promissory note (the “Boot Capital Note”) in favor of Boot Capital LLC in the principal amount of $87,750 for a purchase price of $75,000, representing an original issue discount of $12,750. Under the terms of the Boot Capital Note, beginning on January 15, 2026, the Company is required to make four monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $14,874, thereafter the monthly payments will decrease to $7,933 for five payments. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. As of June 30, 2026, the principal balance amounted to $19,995.

Sixth Borough Partners

On October 8, 2025, the Company issued a promissory note (the “Sixth Borough Note”) in favor of Sixth Borough Partners LLC in the principal amount of $250,000. The note did not bear interest, and the principal amount was due and payable on the sixth month anniversary of the issuance date, or the date of a qualified financing event as defined in the note. As of June 30, 2026, there was no outstanding principal balance.

Peak One

On January 16, 2026, the Company entered into a Securities Purchase Agreement, dated January 16, 2026 (the “Peak One Agreement”), with an institutional investor (the “Peak Investor”), pursuant to which the Company received from the Peak Investor a debenture in the principal amount of $310,000 in a private placement offering. The Debenture was sold to the Peak Investor for a purchase price of $250,000, representing an original issue discount of eight percent (8%). The Company paid an additional $7,500 in fees related to the issuance of this debt. The Peak Debenture matures twelve months from its date of issuance and bears interest at a rate of 10% per annum payable on the maturity date. As of June 30, 2026, there was no outstanding principal balance.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

February 2026 Private Placement

On February 12, 2026, the Company entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) with institutional investors for the issuance and sale in a private placement transaction (the “February 2026 Private Placement”) of Senior Convertible Notes (“February 2026 Notes”) in the principal amounts of $1,275,000, $3,825,000 and $942,985, respectively. The February 2026 Notes bear interest at a rate of 12% per annum, will mature 13 months from the date of issuance and, without taking into account any accrued and unpaid interest, are initially convertible, at the option of the holder, into an aggregate of 1,075,264 shares of the Company’s common stock at a conversion price of $5.62 per share (the “February 2026 Conversion Price”). In connection with the February 2026 Private Placement, the Company also issued the purchasers warrants (collectively, the “February 2026 Warrants”) to purchase an aggregate of 1,937,600 shares of common stock (which is equal to the face value of the February 2026 Notes divided by the exercise price of the February 2026 Warrants), of which (i) February 2026 Warrants to purchase 1,075,264 shares of common stock (the “First February 2026 Warrants”) are exercisable immediately upon issuance and (ii) February 2026 Warrants to purchase 862,335 shares of common stock (the “Second February 2026 Warrants) cannot be exercised by the purchasers unless and until stockholder approval (as set forth in the February 2026 Purchase Agreement) is obtained. The First February 2026 Warrants will have a term of six years from the date of issuance and will be exercisable at a price of $3.1188 per share of common stock, and the Second February 2026 Warrants will have a term of six years from the date that stockholder approval is obtained and will be exercisable at a price of $3.1188 per share of common stock.

The February 2026 Private Placement closed on February 17, 2026. The net proceeds to the Company from the February 2026 Private Placement were approximately $5.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company and excluding any deductions for make whole payments made to certain of the purchasers.

The February 2026 Notes mature 13 months from their date of issuance (subject to extension under certain circumstances), bear interest at a rate of 12% per annum, and are payable in ten monthly installments in an amount equal to 110% of (i) 1/10th of the principal of the February 2026 Notes (ii) plus accrued interest, with the first installment due and payable on the earlier of 180 days from the closing date or 90 days following the date that the February 2026 registration statement required to be filed by the Company with the SEC pursuant to the registration rights agreement entered into with the purchasers in connection with the February 2026 Private Placement is declared effective by the Securities and Exchange Commission (the “SEC”). The February 2026 Notes are unsecured and are senior to all other indebtedness of the Company and its subsidiaries, with each February 2026 Note ranking pari passu with all other February 2026 Notes.

The February 2026 Notes are convertible, at the option of the holder, at any time after the date of issuance, into that number of shares of common stock equal to the principal amount of the February 2026 Notes, plus all accrued and unpaid interest and late charges and any other unpaid amounts, at the February 2026 Conversion Price of $5.62 per share, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events. The holders of the February 2026 Notes are prohibited from converting the February 2026 Notes into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such exercise.

The February 2026 Notes are redeemable by the Company at any time, at the Company’s option, in whole or in part, at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any.

The February 2026 Notes contain customary events of default. If an event of default occurs, from and after the occurrence, and during the continuance of, an such event of default, the interest rate of the February 2026 Notes shall automatically increase to 18% per annum until such event of default is cured. Additionally, if an event of default occurs, the holders of outstanding February 2026 Notes may, regardless of whether such event of default has been cured, require the Company to redeem all or any portion of the outstanding February 2026 Notes at a price equal to the greater of (i) the product of (A) the value of the February 2026 Notes to be redeemed multiplied by (B) 110% and (ii) the product of (X) the value of the February 2026 Notes to be redeemed, divided by the February 2026 Conversion Price, multiplied by (Y) the product of (1) 110% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

April 2026 Private Placement

On April 30, 2026, the Company entered into a securities purchase agreement (the “April 2026 Purchase Agreement”) with certain institutional investors related to a tranched private placement transaction (the “April 2026 Private Placement”) of Senior Convertible Notes (“April 2026 Notes”) and warrants (the “April 2026 Warrants”) to purchase shares of common stock as more particularly set forth below. Pursuant to the April 2026 Purchase Agreement, the Company (i) issued and sold to the purchasers, at the initial closing on May 4, 2026 (the “Initial Closing”), April 2026 Notes in the aggregate principal amount of $6,300,000 (the “Initial April 2026 Notes”) and warrants (the “Initial April 2026 Warrants”) to purchase an aggregate of 3,917,099 shares of common stock (which is equal to 180% of the face value of the Initial April 2026 Notes divided by $2.895 (the “Initial April 2026 Conversion Price”)), (ii) agreed to issue and sell to the purchasers, at a second closing (the “Second Closing”), April 2026 Notes in the aggregate principal amount of $6,700,000 (the “Second April 2026 Notes”) and Warrants (the “Second April 2026 Warrants”) to purchase an aggregate of 4,165,805 shares of common stock (which is equal to 180% of the face value of the Second April 2026 Notes divided by the Initial April 2026 Conversion Price), such issuance to occur promptly after effectiveness of a registration statement (the “Initial April 2026 Registration Statement”) registering the shares of common stock issuable upon conversion of the Initial April 2026 Notes (the “Initial April 2026 Conversion Shares”) and the Second April 2026 Notes (the “Second April 2026 Conversion Shares”), in each case calculated based on the Initial April 2026 Conversion Price, and the shares of common stock issuable upon exercise of the Initial April 2026 Warrants (the “Initial April 2026 Warrant Shares”) and the Second April 2026 Warrants (the “Second April 2026 Warrant Shares”); and (iii) agreed to sell and issue to the purchasers additional April 2026 Notes in the aggregate principal amount of up to $87,000,000 (the “Additional April 2026 Notes”) and April 2026 Warrants (the “Additional April 2026 Warrants”) to purchase an aggregate of 54,093,267 shares of common stock (which is equal to 180% of the principal amount of the Additional April 2026 Notes that are issued, divided by the Initial April 2026 Conversion Price (the “Additional April 2026 Warrant Shares”)), such issuances of Additional April 2026 Notes and Additional April 2026 Warrants to be at additional closings (each, an “Additional Closing”) from time to time as determined by the purchasers and the Company, subject to mutual consent to such sales and issuances and certain conditions being met.

The Initial Closing of the April 2026 Private Placement occurred on May 4, 2026 (the “Initial Closing Date”). The net proceeds to the Company from the Initial Closing of the April 2026 Private Placement was approximately $5.7 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company. The Second Closing shall occur promptly after effectiveness of the Initial April 2026 Registration Statement registering the Initial April 2026 Conversion Shares and the Second April 2026 Conversion Shares, in each case calculated based on the Initial April 2026 Conversion Price, and the Initial April 2026 Warrant Shares and the Second April 2026 Warrant Shares. The net proceeds to the Company from the Second Closing of the April 2026 Private Placement are expected to be approximately $6.4 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that will be payable by the Company. Pursuant to the April 2026 Purchase Agreement, the Company agreed to use the net proceeds from the April 2026 Private Placement, following the Second Closing, for the repayment of February 2026 Notes, in an amount equal to 110% of the outstanding aggregate principal amount of such February 2026 Notes. Subject to the satisfaction of certain closing conditions, including the mutual agreement of the purchasers and us, Additional Closings for an aggregate of up to $87,000,000 may occur from time to time after the Second Closing. There can be no assurance that any Additional Closings will occur. At the Company’s 2026 Annual Meeting of Stockholders held on June 12, 2026, the Company’s stockholders approved, pursuant to Nasdaq Listing Rule 5635(d), the issuance of the shares of common stock issuable upon conversion of the Initial April 2026 Notes, the Second April 2026 Notes and the Additional April 2026 Notes. The Company filed the Initial April 2026 Registration Statement with the SEC on May 15, 2026, and amended it on each of June 22, 2026 and July 13, 2026. The Initial April 2026 Registration Statement was declared effective by the SEC on August 5, 2026. As of the date of this Quarterly Report, neither the Second Closing nor any Additional Closing had occurred, and no February 2026 Notes had been repaid with the proceeds of the April 2026 Private Placement.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

The April 2026 Notes mature 12 months from their date of issuance (subject to extension under certain circumstances, bear interest at a rate of 10% per annum, and are payable in full on the maturity date. The April 2026 Notes are unsecured and are senior to all other Indebtedness (as such term is defined in the April 2026 Notes) of the Company and its subsidiaries. The April 2026 Notes contain certain customary and other events of default. If an event of default occurs, from and after the occurrence, and during the continuance of, such an event of default, the interest rate of the April 2026 Notes shall automatically increase to 18% per annum until such event of default is cured. Additionally, if an event of default occurs, the holders of outstanding April 2026 Notes may, regardless of whether such event of default has been cured, require the Company to redeem all or any portion of the outstanding April 2026 Notes at a price equal to the greater of (i) the product of (A) the value of the April 2026 Notes to be redeemed multiplied by (B) 110% and (ii) the product of (X) the value of the April 2026 Notes to be redeemed, divided by the Initial April 2026 Conversion Price, multiplied by (Y) the product of (1) 110% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment.

The April 2026 Notes are initially convertible, at the option of the holder, at any time after the date of issuance, into that number of shares of common stock equal to the principal amount of the April 2026 Notes, plus all accrued and unpaid interest and late charges and any other unpaid amounts, at the Initial April 2026 Conversion Price of $2.895 per share, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events. Subject to the receipt of stockholder approval, the holders of the April 2026 Notes shall have the right, at any time after the later of (i) the date of the receipt of the stockholder approval and (ii) 120 calendar days following the Initial Closing Date, to convert their April 2026 Notes or any portion thereof into shares of common stock (an “Alternate Conversion”) at a conversion price equal to the greater of (x) a floor price of $0.534 (which is equal to 20% of the Nasdaq Minimum Price applicable to the Initial Notes) and (y) 92% of the lowest volume weighted average price in the ten trading days prior to the date of such Alternate Conversion. The holders of the April 2026 Notes are prohibited from converting the April 2026 Notes into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such exercise.

The Initial April 2026 Notes, without taking into account any accrued and unpaid interest, are initially convertible, at the option of the holder, into an aggregate of 2,176,168 shares of common stock at the Initial April 2026 Conversion Price, which is equal to the Minimum Price (as defined in the rules of The Nasdaq Capital Market) (the “Nasdaq Minimum Price”) at the time of the signing of the April 2026 Purchase Agreement plus $0.225. Assuming that the Initial April 2026 Notes accrue interest at 10% for a period of 12 months, the Initial April 2026 Notes would be convertible into an aggregate of 2,393,784 shares of common stock, based on the Initial April 2026 Conversion Price. The Initial April 2026 Warrants have a term of six years from the date of issuance and are exercisable at a price of $2.67 per share of common stock (the “April 2026 Exercise Price”). The Second April 2026 Notes shall have the same terms as the Initial April 2026 Notes, and, without taking into account any accrued and unpaid interest, will be initially convertible, at the option of the holder, into an aggregate of 2,314,336 shares of common stock at the Initial April 2026 Conversion Price. Assuming that the Second April 2026 Notes accrue interest at 10% for a period of 12 months, the Second April 2026 Notes would be convertible into an aggregate of 2,545,770 shares of common stock, based on the Initial April 2026 Conversion Price. The Second April 2026 Warrants will have a term of six years from the date of issuance and will be exercisable at the April 2026 Exercise Price. The Additional April 2026 Notes, if any, shall have the same terms as the Initial April 2026 Notes, and, without taking into account any accrued and unpaid interest, will be initially convertible, at the option of the holder, into an aggregate of up to 30,051,816 shares of common stock. Assuming that all Additional April 2026 Notes are issued and sold and that such Additional April 2026 Notes accrue interest at 10% for a period of 12 months, the Additional April 2026 Notes would be convertible into an aggregate of 33,056,996 shares of common stock, based on the Initial April 2026 Conversion Price. The Additional April 2026 Warrants, if any, will have a term of six years from the date of issuance and will be exercisable at the April 2026 Exercise Price.

The April 2026 Notes are redeemable by the Company at any time, at the Company’s option, in whole or in part, at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

Related Party Note Exchange — Series C Convertible Preferred Stock

On June 9, 2026, the Amended and Restated Promissory Note, dated January 1, 2025, originally issued by the Company to MCS Lending, LLC, a related party, was assigned to Index Equity US, LLC, a related party (the “Debtholder”). On June 11, 2026, the Company entered into an exchange agreement with the Debtholder, which was amended on June 15, 2026 (as amended, the “Exchange Agreement”), pursuant to which the Company exchanged $7,169,072 of principal and accrued interest outstanding under such note for (i) 7,169 shares of a newly designated series of Series C Convertible Preferred Stock, par value $0.001 per share “Series C Preferred Stock”), and (ii) a common stock purchase warrant to purchase up to 619,084 shares of common stock, and such note and the indebtedness evidenced thereby were cancelled. Bjarne Borg, a member of the Company’s Board of Directors, is the manager of the Debtholder. The total fair value of the Series C Preferred Stock and warrants issued amounted to $9,384,199 and resulted in the Company recording a loss on exchange transaction of $2,215,127. See Note 10 — Stockholder’s Equity and Note 13 — Related Party Transactions for additional information regarding the terms of the Series C Preferred Stock and the warrant.

As of June 30, 2026 and December 31, 2025, notes payable consisted of the following:

	2026	2025
LV Note	$1,000,000	$1,000,000
2nd Lien Note	1,000,000	1,000,000
New BCV Loan Agreement	3,583,400	2,000,000
1800 Diagonal Notes	368,093	478,610
Cedar Cash Advance Agreement	318,274	427,000
Cedar April 2026 Agreement	61,093	-
Boot Capital Note	19,995	87,750
Sixth Borough Note	-	250,000
Anson East Master Fund LP	2,574,375	-
Anson Investment Master Fund LP	7,723,125	-
Alto Opportunity Master Fund, SPC	2,675,485	-
Member Note (related party) - $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing of the Resource Group acquisition closing	480,000	480,000
Gail Baird Foundation – Mortgage note payable with an original principal amount of $2,500,000 dated October 23, 2023 with a maturity date of April 21, 2025 and interest rate of 14% per annum plus an exit fee equal to 2% of outstanding principal at the time of payoff. Guaranteed by a former member of Resource Group, collateralized by land held by the Company and the entire principal balance due upon maturity. Despite the fact that the principal and accrued interest were not paid upon maturity, the lender has not declared the note in default and we continue to pay standard interest thereon	2,500,000	2,410,000
CCG Loan1 – Note payable with an original principal amount of $389,469 dated July 12, 2022 with a maturity date of April 12, 2026, interest rate of 10.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	-	38,362
CCG Loan 2 – Note payable with an original principal amount of $507,935 dated August 26, 2022 with a maturity date of May 26, 2026, interest rate of 11.18% per annum, secured by underlying equipment and monthly payments of principal and interest.	-	62,506
CCG Loan 3 – Note payable with an original principal amount of $428,446 dated October 13, 2023 with a maturity date of August 13, 2027, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	144,799	200,706
CCG Loan 4 – Note payable with an original principal amount of $1,235,882 dated December 16, 2025 with a maturity date of December 16, 2029, interest rate of 12.50% per annum, secured by underlying equipment and monthly payments of principal and interest.	873,963	970,416

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

CCG Loan 5 – Note payable with an original principal amount of $860,995 dated December 16, 2025 with a maturity date of December 16, 2029, interest rate of 12.4% per annum, secured by underlying equipment and monthly payments of principal and interest.	599,800	665,995
John Deere Equipment – Note payable with an original principal amount of $91,778 dated March 4, 2022 with a maturity date of March 4, 2026, no interest and monthly principal payments.	-	3,824
Loeb – Note payable with an original principal amount of $3,196,215 dated September 7, 2023 with a maturity date of September 7, 2027, interest rate of 15.5% per annum during 2023 and 14.5% per annum during 2024 and forward, secured by underlying equipment and monthly payments of principal and interest with $1,796,979 due upon maturity.	1,991,536	2,167,994
Index Loan 2 (related party) – Note payable dated November 8, 2022 due on demand and interest rate of 11.5% per annum.	31,749	31,749
MCS (related party) – Note payable with an original principal amount of $5,050,517 dated January 31, 2023 with a maturity date of January 31, 2027, interest rate of 12.5% per annum, with the entire principal amount due upon maturity.	-	5,050,517
ZEI Seller Loan – Note payable with an original principal amount of $750,000 dated March 21, 2022 with an original maturity date of April 30, 2025 and interest rate of 7% per annum and entire principal balance due upon maturity.	-	50,000
Moorback 6600 STA – Note payable with an original principal amount of $312,350 dated January 31, 2024 with a maturity date of February 28, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	190,707	220,850
Blending Line STA – Note payable with an original principal amount of $94,605 dated February 1, 2024 with a maturity date of March 5, 2029, interest rate of 12.89% per annum, secured by underlying equipment and monthly payments of principal and interest.	57,760	66,890
911 Grapple Truck – Note payable with an original principal amount of $305,985 dated September 1, 2024 with a maturity date of August 30, 2029, interest rate of 7.74% per annum, secured by underlying equipment and monthly payments of principal and interest.	211,990	240,175
Ford T350 – Note payable with an original principal amount of $39,066 dated October 1, 2024 with a maturity date of September 30, 2029, interest rate of 9% per annum, secured by underlying equipment and monthly payments of principal and interest.	31,283	35,169
Allegiant Partners Incorporated - Note payable with an original principal amount of $425,800 dated October 17, 2025 with a maturity date of October 25, 2030, interest rate of 11.26% per annum, secured by underlying equipment and monthly payments of principal and interest.	381,837	415,115
John Deere Equipment 2 - Note payable with an original principal amount of $256,402 dated December 10, 2025 with a maturity date of November 10, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	213,668	245,719

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

John Deere Equipment 3 - Note payable with an original principal amount of $368,317 dated December 10, 2025 with a maturity date of November 10, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	314,604	360,644
John Deere Equipment 4 - Note payable with an original principal amount of $306,239 dated December 19, 2025 with a maturity date of December 19, 2029, interest rate of 0.0% per annum, secured by underlying equipment and monthly payments of principal and interest.	267,959	306,239
John Deere Equipment 5 - Note payable with an original principal amount of $333,374 dated February 26, 2026 with a maturity date of February 26, 2031, interest rate of 2.5% per annum, secured by underlying equipment and monthly payments of principal and interest.	312,384	-
First Insurance Funding – Note payable with an original principal amount of $181,423 dated January 1, 2026 with a maturity date of November 1, 2026, interest rate of 8.2% per annum, representing the financing of insurance premiums, with monthly payments of principal and interest.	88,517	-
First Insurance Funding 2 – Note payable with an original principal amount of $101,329 dated February 25, 2026 with a maturity date of September 1, 2026, interest rate of 7.5% per annum, representing the financing of insurance premiums, with monthly payments of principal and interest.	50,664	-
First Insurance Funding 3– Note payable with an original principal amount of $15,701 dated February 15, 2026 with a maturity date of October 15, 2026, interest rate of 7.5% per annum, representing the financing of insurance premiums, with monthly payments of principal and interest.	11,215	-
MCA2-Unique Funding Solutions - Cash advance agreement dated May 6, 2025 with a maturity date of November 13, 2025 and weekly estimated payments of $22,192.	-	124,229
MCA3-CFG Merchant Solutions - Cash advance agreement dated June 20, 2025 with a maturity date of May 13, 2026 and weekly estimated payments of $17,443.	434,740	595,465
BMO Note payable – Note payable with an original principal amount of $861,485 dated August 22, 2022 with a maturity date of September 30, 2028, interest rate of 6.35% per annum, secured by underlying equipment and monthly payments of principal and interest.	359,618	433,512
Huntington Note Payable – Note payable with an original amount of $317,571 dated December 23, 2022 with a maturity date of December 31, 2028, interest rate of 7.29% per annum, secured by underlying equipment and monthly payments of principal and interest.	149,186	175,925
Xerox Copier Note Payable – Note payable with an original amount of $10,423 dated July 1, 2020 with a maturity date of September 30, 2025, interest rate of 4% per annum, secured by underlying equipment and monthly payments of principal and interest	775	1,626
PNC Equipment Finance – Note payable with an original amount of $158,429 dated December 27, 2022 with a maturity date of January 31, 2029, interest rate of 8% per annum, secured by underlying equipment and monthly payments of principal and interest.	77,551	90,805
SMFL Note Payable – Note payable with an original amount of $357,260 dated December 27, 2022 with a maturity date of January 31, 2029, no interest, secured by underlying equipment and monthly payments of principal and interest.	134,984	178,630
Verdant – Note payable with an original amount of $496,993 dated September 18, 2022 with a maturity date of October 16, 2027, interest rate of 6.67% per annum, secured by underlying equipment and monthly payments of principal and interest	62,775	132,909
MCA3-CFG Merchant Solutions - Cash advance agreement dated March 21, 2025 with a maturity date of January 21, 2026 and weekly estimated payments of $18,818.	20,653	256,807
MCA4 - Cedar Advance- Cash advance agreement dated June 16, 2025 with a maturity date of December 16, 2026 and weekly estimated payments of $6,000.	199,294	91,800
International HZ620 Loan - Note payable with an original principal amount of $173,370 dated July 29, 2025 with a maturity date of July 29, 2031, 7.71% interest and monthly principal payments.	151,768	163,715
First Insurance Funding – ZEI - Note payable with an original principal amount of $601,417 dated May 9, 2026 with a maturity date of March 9, 2027, interest rate of 7.25% per annum, representing the financing of insurance premiums, with monthly payments of principal and interest.	542,576	-

Total	30,212,195	21,511,653
Less: debt discount and debt issuance costs	(7,074,085)	(749,450)
Total debt	23,138,110	20,762,203
Less: current maturities, net	(16,563,614)	(12,518,525)
Long-term debt, net	$6,574,496	$8,243,678

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

7.	Notes Payable and Notes Payable – Related Party (cont.)

Scheduled maturities of notes payable is as follows for the succeeding years:

2026 (remaining)	$5,570,235
2027	19,508,186
2028	2,298,342
2029	2,151,009
2030	309,415
Thereafter	375,008
30,212,195
Less: debt discount and debt issuance costs	(7,074,085)
Total debt	23,138,110
Less: current maturities	(16,563,614)
Long-term debt, net	$6,574,496

For the three months ended June 30, 2026 and 2025, the Company recognized amortization of debt issuance costs and debt discount of $1,553,039 and $265,465, respectively, on all debt outstanding. For the six months ended June 30, 2026 and 2025, the Company recognized amortization of debt issuance costs and debt discount of $1,963,579 and $840,845, respectively, on all debt outstanding. As of June 30, 2026, the unamortized debt issuance costs and discount amounted to $7,074,085.

8.	Business Combination and Acquisition of Assets

On June 2, 2025, the Company completed the acquisition of Resource Group. Pursuant to the Amendment, the purchase price for the membership interests of Resource Group was amended to be comprised of (i) $480,000 in principal amount of unsecured 6% promissory notes due on the first anniversary of the closing, (ii) the issuance of restricted shares of the Company’s common stock (the “Closing Shares”) equal to 19.99% of the Company’s outstanding shares of common stock on the date the Resource Group acquisition was executed, which amounted to 376,818 shares of common stock; (iii) 1,500,000 shares of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) which was convertible into 450,000 restricted shares of the Company’s common stock, and (iv) an aggregate of 2,059 additional shares of Company common stock post-closing. In accordance with ASC 805, the Resource Group acquisition is accounted for as a business combination. The Resource Group acquisition was made for the purpose of primarily shifting the Company’s future business.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

8.	Business Combination and Acquisition of Assets (cont.)

The purchase consideration amounted to:

Note payable	$480,000
Equity compensation	9,232,582
$9,712,582

The total equity compensation was valued as follows: common stock at the closing price upon acquisition which amounted to $452,182, and the Series A Preferred Stock at a value of $8,780,400 which was calculated at the estimated conversion price of the common stock with a discount for lack of marketability in the amount of 18.7% based upon a Black-Scholes Value method.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Resource Group Acquisition:

Cash and cash equivalents	$309,557
Accounts receivable	927,807
Inventory	949,670
Prepaid expenses and other current assets	47,352
Land	1,500,000
Property and equipment	9,220,199
Intangible assets and goodwill	18,066,933
Right of use assets	319,468
Accounts payable and accrued expenses	(3,263,930)
Due to affiliates	(2,311,180)
Notes payable	(14,435,721)
Operating lease liabilities	(339,767)
Finance lease liabilities	(1,277,806)
$9,712,582

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

8.	Business Combination and Acquisition of Assets (cont.)

The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2025 assume the acquisition Resource Group was completed on January 1, 2024:

For the Three Months Ended June 30, 2025
(Unaudited)
Pro-forma total revenues	$4,940,631
Pro-forma net loss	$(7,207,204)

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2025 assume the acquisition Resource Group was completed on January 1, 2024:

For the Six Months Ended June 30, 2025
(Unaudited)
Pro-forma total revenues	$10,237,365
Pro-forma net loss	$(8,645,522)

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

9.	Net Loss Per Share

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

At June 30, 2026, there were warrants to purchase 6,371,892 shares of common stock outstanding that could potentially dilute future net loss per share.

10.	Stockholder’s Equity

As of June 30, 2026, the Company had 2,621,925 shares of common stock issued and 2,613,742 shares outstanding.

During the six months ended June 30, 2026, the Company issued 135,107 shares of common stock pursuant to cashless warrant exercises.

During the six months ended June 30, 2026, the Company issued 65,000 shares of common stock for services, with a total value of $178,558, determined based on the closing stock price of the Company’s common stock as of the date of grant.

During the six months ended June 30, 2026, the Company forgave $490,000 of related party debt which has been recorded as an increase to additional paid in capital.

During the six months ended June 30, 2026, the Company issued warrants to purchase 5,854,699 shares of common stock in connection with debt issuances which had a value of $6,350,209, which represented the relative fair value of the warrants issued in conjunction with the debt.

During the six months ended June 30, 2026, in connection with the Exchange Agreement, the Company issued (i) 7,169 shares of a newly designated series of Series C Preferred Stock and (ii) a common stock purchase warrant to purchase up to 619,084 shares of common stock. The total fair value of the Series C Preferred Stock and warrants issued amounted to $9,384,199 and resulted in the Company recording a loss on exchange transaction of $2,215,127. The fair value of the preferred shares was measured using a Monte Carlo valuation model and the fair value of the warrants issued was measured using a Black-Scholes Value model.

October Private Placement Agreement

On October 16, 2025, the Company entered into a securities purchase agreement (the “October Purchase Agreement”) with institutional investors for the issuance and sale in a private placement transaction (the “October Private Placement”) of 360,000 shares of a newly designated series of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) convertible at an initial conversion price of $27.20 per share into 330,882 shares of common stock and common warrants (the “October Warrants”) to purchase up to 330,882 shares of common stock, exercisable at an initial exercise price of $27.20 per share, subject, among other things, to adjustment, stockholder approval and certain beneficial ownership limitations set by each holder, for a combined purchase price of $25.00 for each share of Series B Preferred Stock and accompanying October Warrants, which pricing was designed to be in accordance with the Nasdaq Minimum Price requirement. The October Private Placement closed on October 17, 2025. The net proceeds to the Company from the Private Placement were approximately $8 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company.

During the six months ended June 30, 2026, 327,261 shares of Series B Preferred Stock were converted into common stock, within the original terms and no gain or loss was recorded. Additionally, during the six months ended June 30, 2026, the Company issued 135,107 shares of common stock from the exercise of October Warrants.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

10.	Stockholder’s Equity (cont.)

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

Preferred Shares

Series A Preferred Stock – During the six months ended June 30, 2026, 908,431 shares of Series A Preferred stock were converted into 272,534 shares of common stock, within the original terms and no gain or loss was recorded. As of June 30, 2026, the Company had 30,416 shares of Series A Preferred stock issued and outstanding. The holders of Series A Preferred Stock are not entitled to receive any dividends or distributions. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock are entitled to be paid, with respect to each share of Series A Convertible Preferred Stock then outstanding held by the holder, out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount in cash per share of Series A Preferred Stock equal to the stated value (the amount payable pursuant to this sentence is hereinafter referred to as the “Series A Preferred Liquidation Value”). After payment of the Series A Preferred Liquidation Value as set forth above, the shares of Series A Preferred Stock shall no longer be deemed to be outstanding and the holders thereof shall have no further rights as holders of Series A Preferred Stock. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights; provided, however, as long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation for the Series A Preferred Stock. Subject to, and following, the approval by the Company’s stockholders of the issuance of the Company’s common stock upon the conversion of the Series A Preferred Stock, each share of Series A Preferred Stock shall thereafter be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into six (6) fully paid and nonassessable shares of common stock (the “Series A Preferred Conversion Ratio”) (0.30 per share). Shares of Series A Preferred Stock may not be redeemed by the Company absent the consent of the holder thereof. Redeemed shares of Series A Preferred Stock shall return to the status of and constitute authorized but unissued shares of preferred stock, without classification as to series until such shares are once more classified as a particular series by the Board of Directors pursuant to the provisions of the Company’s certificate of incorporation.

Series B Preferred Stock - As of June 30, 2026, the Company had 550 shares of preferred Series B stock issued and outstanding. Holders of shares of Series B Preferred Stock are entitled to receive, and the Company is obligated to pay, but only out of any funds legally available for the declaration of dividends, annual non-compounding dividends payable at the rate per share (as a percentage of the stated value per share of Series B Preferred Stock) of 9% per annum. Dividends on shares of Series B Preferred Stock accrue and are cumulative from the issuance date and accrue from day to day thereafter for so long as Series B Preferred Stock is outstanding. Dividends may be declared and paid on Series B Preferred Stock when and as determined by the Board of Directors of the Company out of any funds legally available for such purpose. Dividends are payable (i) on each conversion date (with respect only to Series B Preferred Stock being converted), (ii) on each such other date as the Board of Directors of the Company may determine; (iii) upon liquidation and (iv) upon occurrence of a fundamental transaction, in cash or, solely in the event of (i) above, in cash or in duly authorized, validly issued, fully paid and non-assessable shares of common stock (as determined by the Company), (the amount to be paid in shares of common stock, the “Dividend Share Amount Payment”); provided, however, that upon the conversion of Series B Preferred Stock prior to the Mandatory Conversion Date (as defined in the Certificate of Designation for the Series B Preferred Stock), the Company shall also pay to the holders of Series B Preferred Stock so converted, an amount equal to the Make-Whole Amount (as defined in the Certificate of Designation for the Series B Preferred Stock), less the amount of all prior dividends made on such converted Series B Preferred Stock before the relevant conversion date (the “Make-Whole Payment”), payable at the option of the Company, in cash or in duly authorized, validly issued, fully paid and non-assessable shares of common stock. With respect to any Dividend Share Amount Payments and Make-Whole Payments paid in shares of common stock, the number of shares of common stock to be issued to a holder shall be an amount equal to the quotient of (x) the amount of the Dividend Shares Amount and Make-Whole Payment payable to such holder divided by (y) the lower of (a) the conversion price then in effect and (b) the VWAP on the trading day prior to the applicable conversion date (the lower of (a) and (b), the “Dividend Conversion Price”), provided that the Dividend Conversion Price shall not be less than the floor price set forth in the Series B Certificate of Designations (the “Series B Preferred Floor Price”). If the Dividend Conversion Price is lower than the Series B Preferred Floor Price and the Company elects to pay the Dividend Share Amount Payment and Make-Whole Payment in shares of common stock, in addition to the number of shares of common stock payable calculated using the Series B Preferred Floor Price, the Company shall pay the holder an amount in cash equal to the product of (A) any bid price selected by holder for the Company’s common stock as published on Bloomberg within one hour preceding the submission of the conversion notice by the holder, and (B) the difference obtained by subtracting (1) the quotient obtained by dividing (a) the amount of the dividend payable to such holder by (b) the Series B Preferred Floor Price, from (2) the quotient obtained by dividing (x) the amount of the dividend payable to such holder by (y) the Dividend Conversion Price without giving effect to the Series B Preferred Floor Price. As previously disclosed, the Make-Whole Payment has been determined to be a derivative liability.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

10.	Stockholder’s Equity (cont.)

Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder shall be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation (without giving effect for such purposes to the applicable beneficial ownership limitations), subject to the preferential rights of holders of any class or series of capital stock of the Company specifically ranking by its terms senior to the Series B Preferred Stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

Except as otherwise provided by the Certificate of Designation of the Series B Preferred Stock, or as otherwise required by the law, the Series B Preferred Stock shall have no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designation of the Series B Preferred Stock, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

On the mandatory conversion date, which is the five year anniversary of the issuance date (the “Series B Preferred Mandatory Conversion Date”), all outstanding shares of Series B Preferred Stock and, to the extent that the Company elects to pay dividends in shares of common stock, all accrued but unpaid dividends thereon through and including the Series B Preferred Mandatory Conversion Date shall be automatically converted into shares of common stock at the conversion price of $27.20; provided, however, that to the extent that an automatic conversion would result in a holder and its affiliates exceeding the applicable beneficial ownership limitation, if applicable, then such holder’s Series B Preferred Stock shall not be automatically converted into common stock and shall remain outstanding, and the shares of common stock issuable upon the automatic conversion of Series B Preferred Stock to such extent shall be held in abeyance for such holder until such time or times as conversion of such Series B Preferred Stock would not result in such holder and its affiliates exceeding the beneficial ownership limitation.

Each share of Series B Preferred Stock shall be convertible, at any time and from time to time from and after the issuance date through the Series B Preferred Mandatory Conversion Date, at the option of the holder thereof, into a number of shares of common stock (subject to certain limitations) equal to the sum of (A) the quotient of (i) the aggregate stated value of those shares being converted, divided by (ii) the applicable conversion price, plus (B) to the extent that the Company elects to pay the Dividend Share Amount Payment and Make-Whole Payment in shares of common stock, the quotient of (X) the sum of all accrued but unpaid dividends thereon plus the Make-Whole Payment, divided by (Y) the Dividend Conversion Price. Holders shall effect conversions by providing the Corporation with the form of Notice of Conversion.

Series C Preferred Stock - As of June 30, 2026, the Company had 7,169 shares of Series C Preferred Stock issued and outstanding with a stated value of $1,000 per share. Dividends accrue on outstanding shares of Series C Preferred Stock at the rate of 8% per annum, compounding quarterly and, if dividends are not paid in cash, the rate increases to 9% per annum. Dividends may be paid in cash from any funds legally available for the declaration of dividends, in additional shares of Series C Preferred Stock, or by increasing the stated value on the Company’s books by the amount of the dividend. Dividends are payable as and when the Board of Directors of the Company may determine, upon liquidation and upon occurrence of a Fundamental Transaction (as such term is defined in the Certificate of Designation of the Series C Preferred Stock).

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

10.	Stockholder’s Equity (cont.)

In the event of the liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily, the holders of shares of Series C Preferred Stock will be entitled to receive an amount in cash per share of Series C Preferred Stock equal to 150% of the stated value of such shares prior and in preference to holders of shares of common stock and pari passu with the Company’s Series A Preferred Stock and Series B Preferred Stock.

Each share of Series C Preferred Stock is initially convertible, at the option of the holder thereof, at any time after the Company receives stockholder approval of the conversion thereof, at an initial conversion price of $2.895 per share. The conversion price is subject to standard proportional adjustment for stock dividends, stock splits or similar events, subject to a floor price of $1.50 (the “Series C Preferred Floor Price”). The conversion price is also subject to the full-ratchet style adjustment for dilutive issuances, subject to the Series C Preferred Floor Price and with exempt issuances (as specified in the Certificate of Designations for the Series C Preferred Stock) carved out. If a holder elects to convert following a dilutive issuance that causes the conversion price to be less than the Series C Preferred Floor Price, then the holder would receive the number of shares of common stock based upon the Series C Preferred Floor Price plus a cash true-up. Holders of shares of the Series C Preferred Stock are prohibited from converting shares of Series C Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion, subject to adjustment by the holder to up to 19.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion upon 61 days’ prior notice.

The Certificate of Designation provides that holders of shares of Series C Preferred Stock are entitled to vote on an as-converted basis alongside holders of common stock as a single class, subject to certain limitations. The Company and the Debtholder have contractually agreed that for voting purposes, the number of whole shares of Common Stock into which the shares of Series C Convertible Preferred Stock held are then convertible, the adjustment provisions for dilutive issuances shall be disregarded. In addition, as long as any shares of Series C Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series C Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Certificate of Designation of the Series C Preferred Stock, authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series C Preferred Stock, amend its certificate of incorporation in any manner that adversely affects any rights of the holders of Series C Preferred Stock, increase the number of authorized shares of Stock Preferred Stock, declare dividends on or redeem junior securities while accrued dividends remain unpaid, enter into affiliate transactions exceeding $1 million without disinterested director approval or enter into any agreement with respect to any of the foregoing.

The Certificate of Designation provides that holders of Series C Preferred Stock are entitled to redeem their shares after three years at a redemption price equal to 110% of the stated value of such shares, plus accrued and unpaid dividends However, the Company and the Debtholder have contractually agreed that redemptions by the Debtholder are prohibited.. The Company may redeem all or part of the Series C Preferred Stock at any time after the 24-month anniversary of the issuance date by giving the holder at least 30 days’ written notice. The buyback price depends on timing: 115% of stated value if redeemed between the 24-month and 36-month anniversaries, and 110% of stated value after the 36-month anniversary, in each case plus accrued and unpaid dividends. In addition, in the event the Company enters into a transaction which results in a change of control of 50% or more of its then outstanding shares of common stock on a fully diluted basis, sells substantially all its assets, or effects a “going-private” transaction such that it is no longer a publicly reporting company, a holder of shares of Series C Preferred Stock will be entitled to redeem its shares at a redemption price equal to the greater of (i) the stated value of such shares, plus all accrued and unpaid dividends or (ii) the as-converted market value of the shares of common stock issuable upon conversion of the shares of Series C Preferred Stock based on the average of the last closing price of the common stock during the five trading days preceding the date of the holder’s redemption notice.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

10.	Stockholder’s Equity (cont.)

Warrants

In conjunction with the issuance of debentures issued in February and March 2024 to Peak One Opportunity Fund, L.P (“Peak One”), the Company issued warrants to purchase an aggregate of 626 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are each exercisable, at the option of the holder, at any time, at an exercise price equal to $1,012.00 per share, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $156.00. The initial fair value of the Peak Warrants amounted to an aggregate of $124,363 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.22%
Contractual term	5 years
Dividend yield	0%
Expected volatility	131%

In conjunction with the issuance of additional debentures issued to Peak One in April and May 2024, the Company issued warrants to purchase an aggregate of 1,313. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, at an exercise price equal to $260.00 per share (in the case of the April 2024 warrants) and $304.00 per share (in the case of the May 2024 warrants), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $156.00). The initial fair value of warrants amounted to an aggregate of $188,074 and was recorded as a debt discount at the time of issuance of the debentures, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.52 – 4.65%
Contractual term	5 years
Dividend yield	0%
Expected volatility	133-138%

In conjunction with the issuance of debentures sold and issued to certain investors (the “Arena Investors”), in August 2024, the Company issued warrants to purchase an aggregate of 3,248 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, at an exercise price equal to $111.60 per share, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the warrants. The initial fair value of warrants amounted to an aggregate of $214,267 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	3.75%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

10.	Stockholder’s Equity (cont.)

In conjunction with the issuance of additional debentures to the Arena Investors in October 2024, the Company issued warrants to purchase an aggregate of 8,545 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, at an exercise price equal to $69.52 per share, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the warrants. The initial fair value of warrants amounted to an aggregate of $390,939 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.07%
Contractual term	5 years
Dividend yield	0%
Expected volatility	136%

In conjunction with the issuance of additional debentures to the Arena Investors in April 2025, the Company issued warrants to purchase an aggregate of 23,052 shares of common stock. The warrants each expire five years from their respective date of issuance. The warrants are exercisable, at the option of the holder, at any time, at an exercise price equal to $32.43 per share, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as described in the warrants. The initial fair value of warrants amounted to an aggregate of $170,811 and was recorded as a debt discount at the time of issuance of the debenture, as applicable. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	125%

In conjunction with the October Private Placement, the Company issued warrants to purchase an aggregate of 330,882 shares of common stock. The October Warrants were not exercisable until the shareholders of the Company approved the exercise thereof, which approval was obtained on December 8, 2025. The October Warrants will expire two and one-half years following such stockholder approval (the “Termination Date”). In the case of certain Dilutive Issuances (as such term is defined in the October Warrants), the exercise price and the number of shares issuable under the October Warrants will be adjusted; provided, however that the exercise price shall not be adjusted to be below the floor price of $4.84.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

10.	Stockholder’s Equity (cont.)

In conjunction with the February 2026 Purchase Agreement, the Company issued warrants to purchase an aggregate of 1,937,599 shares of common stock. The warrants each expire six years from their respective date of issuance. The warrants to purchase 1,075,264 shares of common stock (the “First Warrants”) are exercisable immediately upon issuance and (ii) warrants to purchase 862,335 shares of common stock (the “Second Warrants) could not be exercised by the holders until stockholder approval was obtained, which was obtained on June 12, 2026 at the 2026 Annual Meeting. The warrants are exercisable, at an exercise price equal $3.12 per share, subject to adjustment for any stock splits, stock dividends, recapitulations, and similar events. On June 12, 2026 at the 2026 Annual Meeting, the Company received Stockholder Approval and the Second Warrants became exercisable and were deemed to be issued. The initial fair value of the First Warrants and Second Warrants amounted to an aggregate of $1,967,922 and $602,211, respectively, and were recorded as a debt discount at the time of issuance. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	3.67-4.18%
Contractual term	6 years
Dividend yield	0%
Expected volatility	165-211%

In conjunction with the April 2026 Private Placement, the Company issued warrants (the “Initial April 2026 Warrants”) to purchase an aggregate of 3,917,099 shares of common stock. The Initial April 2026 Warrants have a term of six years from the date of issuance and are exercisable at a price of $2.67 per share of common stock. The initial fair value of the Initial April 2026 Warrants amounted to an aggregate of $3,780,076 and was recorded as a debt discount at the time of issuance. The fair value was calculated using a Black-Scholes Value model, with the following assumptions.

Risk-free interest rate	3.67%
Contractual term	6 years
Dividend yield	0%
Expected volatility	210%

Pursuant to the Exchange Agreement with the Debtholder, the Company issued a common stock purchase warrant to purchase up to 619,084 shares of common stock (the “Exchange Warrants”) to the Debtholder. The Exchange Warrants shall be immediately exercisable upon issuance, have a term of five years from the date of issuance, and be exercisable for shares of common stock at the exercise price of $2.895 per share; provided that the exercise price and number of shares of common stock issuable upon exercise of the Exchange Warrants are subject to customary adjustments pursuant to stock dividends, stock splits or similar events. The initial fair value of the Exchange Warrants amounted to an aggregate of $985,309. The fair value was calculated using a Black-Scholes Value model, with the following assumptions:

Risk-free interest rate	4.14%
Contractual term	5 years
Dividend yield	0%
Expected volatility	130%

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

10.	Stockholder’s Equity (cont.)

Warrant activity for the six months ended June 30, 2026 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Warrants	Warrants	Price	(Years)	Value
Outstanding and exercisable - January 1, 2026	33,217	$22.60	3.6	-
Granted	6,473,782	2.83
Exercised	(135,107)	(2.90)
Outstanding and exercisable – June 30, 2026	6,371,892	2.82	5.5	$-

11.	Share-based Compensation

On February 28, 2023, the Company’s Board of Directors approved the issuance of up to 10,000 shares of the Company’s common stock in the form of incentive stock options, nonqualified stock options, options, stock appreciation rights, restricted stock, or restricted stock units (as amended from time to time, the “2023 Plan”). The 2023 Plan expires February 2033 and is administered by the Company’s Compensation Committee of the Board of Directors. Any employee, director, consultant, and other service provider, or affiliates, are eligible to participate in the 2023 Plan. The maximum number of shares of common stock that may be issued under the 2023 Plan automatically increases on January 1 of each calendar years for a period of ten years commencing on January 1, 2024, by a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided, however that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. All available shares may be utilized toward the grant of any type of award under the 2023 Plan. On January 1, 2024, 1,148 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. On January 1, 2025, 3,339 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. On January 1, 2026, 42,204 shares of the Company’s common stock were added to the 2023 Plan pursuant to the evergreen provision. In August 2025, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to increase the number of shares authorized for issuance thereunder by 60,000 shares of common stock. Stockholders approved this amendment on September 29, 2025. In May 2026, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to (i) increase the number of shares authorized for issuance thereunder by 381,139 shares of common stock, and (ii) increase the total number of shares of common stock with respect to which awards may be granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year by 72,500 shares of common stock. Stockholders approved this amendment on June 12, 2026 at the 2026 Annual Meeting. As of June 30, 2026, there were 473,292 shares of the Company’s common stock available for issuance under the 2023 Plan.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

12.	Leases

The Company leases various equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from approximately one year to six years. Such leases have been recognized as operating leases.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2026

Operating Leases
Right-of-use assets		$269,614

Current liabilities	Lease liability, current maturities	65,301
Non-current liabilities	Lease liability, net of current maturities	223,544
Total operating lease liabilities		$288,845

Weighted Average Remaining Lease Term
Operating leases		4.88
Weighted Average Discount Rate
Operating leases		8%

The Company also leases various equipment under non-cancellable lease agreements, which have been determined to be finance leases. The leases have remaining lease terms ranging from approximately one year to six years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2026

Finance Leases
Right-of-use assets (included in property and equipment)		$2,110,471

Current liabilities	Lease liability, current maturities	190,079
Non-current liabilities	Lease liability, net of current maturities	885,527
Total finance lease liabilities		$1,075,606

Weighted Average Remaining Lease Term
Finance leases		2.92
Weighted Average Discount Rate
Finance leases		8%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

12.	Leases (cont.)

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

2026 (remaining)	$187,549
2027	376,532
2028	378,302
2029	374,909
2030	281,918
Thereafter	65,316
Total lease payments	1,664,526
Less: Imputed interest	(300,075)
Present value of lease liabilities	$1,364,451

13.	Related Party Transactions

As of June 30, 2026 and December 31, 2025, the Company had $0 and $610,000, respectively, included in accounts payable and accrued expenses related to fees payable to the Company’s Board of Directors. These amounts primarily related to pro-rated cash retainers attributable to the third and fourth quarters of 2024 and the first quarter of 2025. During the six months ended June 30, 2026, the Company’s Board of Directors forgave $490,000 of previously accrued fees, which was recorded as an increase to additional paid-in capital.

As of June 30, 2026 and December 31, 2025, the Company had $2,047,378 and $2,094,833, respectively, due to related parties. These amounts primarily resulted from advances from affiliates of the Company, that are non-interest bearing, and are payable on demand.

As disclosed in Note 7, the Company had notes payable to related parties of $511,749 and $5,562,266 as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, $7,169,072 of outstanding principal and accrued interest of related party debt was extinguished in connection with the Exchange Agreement.

As disclosed in Note 7, on June 11, 2026, the Company entered into the Exchange Agreement with the Debtholder, a related party, pursuant to which the Company exchanged $7,169,072 of principal and accrued interest outstanding under that Amended and Restated Promissory Note, dated January 1, 2025, for (i) 7,169 shares of a newly designated series of Series C Preferred Stock, and (ii) a common stock purchase warrant to purchase up to 619,084 shares of common stock, and such note and the indebtedness evidenced thereby were cancelled. Bjarne Borg, a member of the Company’s Board of Directors, is the manager of the Debtholder. See Note 7 — Notes Payable and Notes Payable – Related Party and Note 10 — Stockholder’s Equity for additional information regarding the terms of the Series C Preferred Stock and the warrant.

The Company incurred consulting fees from Marc Brune, father of Nicolai Brune, Chief Financial Officer, in the amount of $171,844 and $75,000 during the six months ended June 30, 2026 and 2025, respectively.

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

13.	Related Party Transactions (cont.)

The Company incurred consulting fees payable to JDB Consulting Services, Inc., a company controlled by James D. Burnham, who served as a member of the Company’s Board of Directors until July 1, 2026, in the amount of $75,000 and $25,000 during the six months ended June 30, 2026 and 2025, respectively. The amended and restated consulting agreement with JDB Consulting Services, Inc. was deemed terminated as of July 1, 2026 in connection with Mr. Burnham’s employment agreement described in Note 16.

The Company incurred consulting fees payable to AMC Environmental Consulting., a company controlled by Anthony M. Cialone, who serves as a member of the Company’s Board of Directors, in the amount of $75,000 and $25,000 during the six months ended June 30, 2026 and 2025, respectively.

The Company employs Tristan Burnham, son of James D. Burnham, and incurred payroll expenses of $98,461 and $7,708 during the six months ended June 30, 2026 and 2025, respectively.

The Company employs Derek Villarreal, son of David Villarreal, Chief Executive Officer, and incurred payroll expenses of $70,000 during the six months ended June 30, 2026 and 2025, respectively.

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

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, determined that the Company organized its operations into three segments as of June 30, 2026 (real estate development, compost sales, and logistics), compared with four segments in 2025 (real estate development, technology, compost sales, and logistics). The Compost Sales and Logistics segments are the Company’s main focus. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The CODM used the below financial information to assess financial performance and allocate resources. Information for the Company’s segments, is provided in the following table:

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
For the Six Months Ended June 30, 2026
Revenue	$-	$-	$1,996,735	$6,217,295	$8,214,030
Cost of revenue	-	-	713,518	4,810,561	5,524,079
Operating expenses:
Payroll and related expenses	811,638	-	584,850	669,205	2,065,693
Professional and consulting fees	1,487,676	-	265,604	201	1,753,481
Other operating expenses	2,365,452	121	1,884,005	386,103	4,635,681
Total operating expenses	4,664,766	121	2,734,459	1,055,509	8,454,855
Operating (loss) income	(4,664,766)	(121)	(1,451,242)	351,225	(5,764,904)
Other income (expense)	(10,328,094)	(1,062)	(974,965)	(279,192)	(11,583,313)
Net (loss) income	$(14,992,860)	$(1,183)	$(2,426,207)	$72,033	$(17,348,217)
Total assets	$4,216,205	$1,821	$31,381,156	$3,103,863	$38,703,045

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

15.	Segment Reporting (cont.)

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
For the Three Months Ended June 30, 2026
Revenue	$-	$-	$1,048,773	$3,207,133	$4,255,906
Cost of revenue	-	-	386,159	2,512,252	2,898,411
Operating expenses:
Payroll and related expenses	380,454	-	328,045	303,234	1,011,733
Professional and consulting fees	620,179	-	47,027	-	667,206
Other operating expenses	1,336,080	-	1,204,592	133,861	2,674,533
Total operating expenses	2,336,713	-	1,579,664	437,095	4,353,472
Operating (loss) income	(2,336,713)	-	(917,050)	257,786	(2,995,977)
Other income (expense)	(4,361,558)	-	(439,432)	(222,249)	(5,023,239)
Net (loss) income	$(6,698,271)	$-	$(1,356,482)	$35,537	$(8,019,216)
Total assets	$4,216,205	$1,821	$31,381,156	$3,103,863	$38,703,045

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
For the Six Months Ended June 30, 2025
Revenue	$-	$18,170	$425,197	$977,314	$1,420,681
Cost of revenue	-	11,800	85,310	772,246	869,356
Operating expenses:
Payroll and related expenses	880,812	11,214	123,204	122,196	1,137,426
Professional fees and consulting fees	437,180	-	25,000	5,000	467,180
Other operating expenses	1,785,689	-	187,697	146,542	2,119,928
Bad debt expense	3,025,000	-	-	-	3,025,000
Total operating expenses	6,128,681	11,214	335,901	273,738	6,749,534
Operating (loss) income	(6,128,681)	(4,844)	3,986	(68,670)	(6,198,209)
Other income (expense)	(1,436,546)	(3,880)	(195,915)	(69,400)	(1,705,741)
Net loss	$(7,565,227)	$(8,724)	$(191,929)	$(138,070)	$(7,903,950)
Total assets	$7,865,417	$7,432	$29,100,201	$2,096,785	$39,069,835

RenX Enterprises Corp.

Notes to Financial Statements

For the Six Months Ended June 30, 2026 and 2025

15.	Segment Reporting (cont.)

	Real Estate Development	Technology	Compost Sales	Logistics	Consolidated
For the three Months Ended June 30, 2025
Revenue	$-	$-	$425,197	$977,314	$1,402,511
Cost of revenue	-	-	85,310	772,246	857,556
Operating expenses:
Payroll and related expenses	440,574	-	123,204	122,196	685,974
Professional fees and consulting fees	151,614	-	25,000	5,000	181,614
Other operating expenses	1,252,474	-	187,697	146,542	1,586,713
Bad debt expense	3,025,000	-	-	-	3,025,000
Total operating expenses	4,869,662	-	335,901	273,738	5,479,301
Operating (loss) income	(4,869,662)	-	3,986	(68,670)	(4,934,346)
Other income (expense)	(524,294)	-	(195,915)	(69,400)	(789,609)
Net loss	$(5,393,956)	-	$(191,929)	$(138,070)	$(5,723,955)
Total assets	$7,865,417	$7,432	$29,100,201	$2,096,785	$39,069,835

16.	Subsequent Events

July 2026 Management Changes

On July 1, 2026, James D. Burnham notified the Company of his decision to resign, effective as of such date, from his position as a member of the Company’s Board of Directors. Mr. Burnham’s resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. In connection with his resignation, effective July 1, 2026, the Company entered into an employment agreement with Mr. Burnham, pursuant to which Mr. Burnham serves as the Company’s Director of Growth & M&A for an initial one-year term, subject to automatic one-year renewals unless either party provides notice of non-renewal at least 30 days prior to the expiration of the then-current term, at an annual base salary of $275,000, with a discretionary bonus of up to 15% of his base salary upon the achievement of objectives determined by the Company’s Board of Directors and eligibility for six months’ severance upon a termination of his employment by the Company without cause. The amended and restated consulting agreement, dated June 2, 2025, between the Company and JDB Consulting Services, Inc., a company controlled by Mr. Burnham, pursuant to which Mr. Burnham previously provided services to the Company, was deemed terminated as of July 1, 2026.

April 2026 Private Placement — Status of Second Closing

On July 13, 2026, the Company filed Amendment No. 2 to its registration statement on Form S-3 (Registration No. 333-295970) (as so amended, the “Initial April 2026 Registration Statement”), which, as amended, registers the resale of up to 6,310,883 shares of Common Stock, consisting of up to 2,393,784 shares of Common Stock issuable upon conversion of the Initial April 2026 Notes (assuming accrual of interest at 10% for a period of twelve months) and up to 3,917,099 shares of Common Stock issuable upon exercise of the Initial April 2026 Warrants, and no longer covers the shares of Common Stock underlying the Second April 2026 Notes and the Second April 2026 Warrants. The Initial April 2026 Registration Statement was declared effective by the SEC on August 5, 2026. The Company may file one or more additional registration statements with the SEC to register the resale of the shares of Common Stock underlying the Second April 2026 Notes and the Second April 2026 Warrants and any additional shares of Common Stock that may become issuable upon conversion of the April 2026 Notes at prices below the Initial April 2026 Conversion Price. As of the date the financial statements included in this Quarterly Report were issued, the Second Closing of the April 2026 Private Placement had not occurred and no February 2026 Notes had been repaid with the proceeds thereof. The Company and the Purchasers are in discussions regarding the timing of the Second Closing and the Company’s failure to register certain shares of Common Stock issuable pursuant to the Initial April 2026 Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “RENX,” “we,” “us,” and “our” refer to RenX Enterprises Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements for the years ended December 31, 2025 and 2024 and the accompanying notes, which are included in our Annual Report for the year ended December 31, 2025 filed with the Securities and Exchange Commission on April 1, 2026 (the “2025 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2025 10-K for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Overview

We are a vertically integrated, full-service operator in the engineered soils and organic recycling industry, operating through Resource Group US Holdings LLC (“Resource Group”), which we acquired in June 2025 in a transaction that marked a significant strategic shift in our core business. Resource Group, through its subsidiaries, centers its operations on the transformation of targeted organic green waste materials into environmentally friendly soil and mulch products. Through our subsidiary, Zimmer Equipment Inc. (“ZEI”), we provide comprehensive waste logistics and collection services for our own products as well as for products of third parties through ZEI’s owned fleet of high-capacity transportation equipment and third-party contractors engaged by us. ZEI offers year-round collection and disposal services through high-capacity grapple trucks, open-top walking floor trailers, and variable-sized containers serving green waste generators, landscaping companies, golf courses, communities, and municipalities. Resource Group works with ZEI to streamline operations by internalizing certain transportation services, reducing over-the-road mileage, lowering disposal costs, and maximizing efficiency.

In addition to our organics processing and logistics operations, we are in the process of implementing the Microtec UTM 1200 Turbo Mill system at our Myakka City facility. The UTM 1200 is a high-efficiency milling and processing technology designed to enhance the throughput and output quality of our existing organics processing operations, including the production of engineered soils and mulch products. The mill shipped from Germany in August 2026 and is in transit to the United States, with arrival expected in the third quarter of 2026 and commissioning targeted for the second half of 2026, and site preparation at Myakka City, including foundations and utility infrastructure, is substantially advanced. Phase 1 deployment is targeted for 2026 and is expected to meaningfully expand processing capacity at Myakka City. There can be no assurance that the UTM 1200 system will be deployed on the anticipated timeline or that it will perform as expected upon installation.

We currently operate in three segments: compost sales, logistics, and real estate development. For the quarter ended June 30, 2026, we operated in three segments and generated $4,255,906 in revenue, of which approximately $3,207,133 was generated from our logistics business and $1,048,773 was generated from our compost sales business. While our logistics business operated by our subsidiary, ZEI, and our compost sales business operated by our subsidiary, Resource Group, are expected to serve as our primary operational focuses going forward, we also currently intend to continue to try to monetize our legacy real estate assets and joint venture interests.

Market Opportunity and Growth Strategy

We believe the market backdrop for organics recycling provides a durable tailwind for our business. State and local governments are increasingly adopting organics-diversion requirements and restrictions on the landfilling of green waste, expanding the feedstock available to permitted processors, while demand for engineered soils, mulch, compost and organic growing media continues to grow across agricultural, commercial, landscaping and infrastructure end markets. In particular, domestically produced, waste-derived substrates are increasingly preferred by commercial and municipal buyers over imported and mined alternatives, such as Canadian sphagnum peat, virgin topsoil and imported bark products, reflecting supply-chain disruptions, rising import costs and tariffs on imported inputs, and procurement mandates favoring recycled-content materials.

With that in mind, we are developing our permitted Myakka City, Florida facility into what we believe will be a differentiated organic substrate production platform. The planned deployment of the UTM 1200 system described above is designed to move our output beyond bulk mulch and compost into consistent, specification-grade engineered soils and organic growing substrates, including growing media formulated to serve as a domestically produced replacement for imported sphagnum peat-based products. Permitted organics processing facilities face significant barriers to entry, including capital intensity, land requirements and regulatory complexity, and our platform combines the permitted site and approximately 9 million tons of entitled sand reserves acquired in connection with the Resource Group acquisition with ZEI’s collection and logistics network, which helps secure feedstock supply and internalize transportation costs, allowing us to source raw organic material, process it and deliver finished products within a single vertically integrated system.

Our two primary operating segments, compost sales and logistics, carry complementary margin profiles: for the six months ended June 30, 2026, our compost sales segment generated a gross margin of approximately 64%, while our logistics segment generated a gross margin of approximately 23%. As our compost sales and substrate production business grows relative to our logistics business, we believe this segment mix has the potential to expand our consolidated gross margin over time. Revenue for the quarter ended June 30, 2026 of $4,255,906 represented an increase of approximately 7.5% over revenue of $3,958,124 for the quarter ended March 31, 2026, with sequential growth in both our logistics and compost sales segments. Our growth strategy contemplates organic expansion, including increased processing throughput and new substrate products at Myakka City and expanded collection and logistics services, and we may from time to time evaluate acquisitions or investments that complement our vertically integrated platform. Any such expansion will require additional capital and is subject to the risks described under “Item 1A. Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Company History

We were formed as a Delaware corporation in 2021 under the name SGB Development Corp. and, prior to our June 2025 acquisition of Resource Group, focused primarily on residential real property development and related real estate investments. In December 2025, we changed our name to RenX Enterprises Corp. to reflect our new strategic direction. See Note 1 — Description of Business for additional background.

Recent Developments

Nasdaq Minimum Bid Price Deficiency

On January 26, 2026, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that our common stock had failed to maintain the minimum $1.00 closing bid price required by Nasdaq Listing Rule 5550(a)(2) for the preceding 30 consecutive business days. On April 10, 2026, we received written notice that we had regained compliance with that rule, resolving the deficiency.

February 2026 Private Placement

On February 12, 2026, we entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) with certain institutional investors (the “February 2026 Purchasers”) for the sale in a private placement transaction (the “February 2026 Private Placement”) of senior convertible notes (the “February 2026 Notes”) in the aggregate principal amount of $6,042,985.39. The February 2026 Notes bear interest at 12% per annum, mature 13 months from issuance, are payable in ten monthly installments equal to 110% of one-tenth of the principal amount plus accrued interest (the first of which payments became due and payable on July 14, 2026), and are convertible into shares of Company common stock, par value $0.001 per share (“Common Stock”), at a conversion price of $5.62 per share. In connection with the February 2026 Private Placement, we also issued the February 2026 warrants (collectively, the “February 2026 Warrants”) to purchase an aggregate of 1,937,599 shares of Common Stock, at an exercise price of $3.1188 per share, of which (i) warrants to purchase 1,075,264 shares of Common Stock (the “First February Warrants”) were exercisable immediately upon issuance and (ii) warrants to purchase 862,335 shares of Common Stock (the “Second February Warrants”) became exercisable upon receipt of stockholder approval of the exercise thereof, which was obtained at our 2026 Annual Meeting held on June 12, 2026. The February 2026 Private Placement closed on February 17, 2026, and we received net proceeds of approximately $5.4 million after deducting placement agent fees and offering expenses. See Note 7 — Notes Payable and Notes Payable – Related Party for a complete description of the February 2026 Private Placement.

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

April 2026 Private Placement

On April 30, 2026, we entered into a securities purchase agreement (the “April 2026 Purchase Agreement”) with certain institutional investors providing for a tranched private placement transaction (the “April 2026 Private Placement”) of senior convertible notes (the “April 2026 Notes”) and warrants (“April 2026 Warrants”) to purchase shares of Common Stock, consisting of: (i) April 2026 Notes in the aggregate principal amount of $6,300,000 (the “Initial April 2026 Notes”) and April 2026 Warrants to purchase 3,917,099 shares of Common Stock (the “Initial April 2026 Warrants”), issued at the initial closing on May 4, 2026 (the “Initial Closing”), for net proceeds of approximately $5.7 million; (ii) April 2026 Notes in the aggregate principal amount of $6,700,000 (the “Second April 2026 Notes”) and April 2026 Warrants to purchase 4,165,805 shares of Common Stock (the “Second April 2026 Warrants”), to be issued in a second closing (the “Second Closing”) promptly following effectiveness of a registration statement (the “Initial April 2026 Registration Statement”) registering the shares of Common Stock issuable upon conversion of the Initial April 2026 Notes and the Second April 2026 Notes, in each case calculated based on the initial conversion price of $2.895, and the shares of Common Stock issuable upon exercise of the Initial April 2026 Warrants and the Second April 2026 Warrants, with expected net proceeds of approximately $6.4 million, which we have agreed to apply to the repayment of the February 2026 Notes at 110% of their outstanding principal amount; and (iii) up to $87,000,000 of additional April 2026 Notes and related warrants at additional closings (“Additional Closings”), subject to mutual consent and certain conditions, as to which no assurance can be given.

The April 2026 Notes are initially convertible, at the option of the holder, at any time after the date of issuance, into that number of shares of Common Stock equal to the principal amount of the April 2026 Notes, plus all accrued and unpaid interest and late charges and any other unpaid amounts, at the Initial April 2026 Conversion Price of $2.895 per share, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events. Subject to the receipt of stockholder approval, which was obtained at our 2026 Annual Meeting on June 12, 2026, the holders of the April 2026 Notes shall have the right, at any time after the later of (i) the date of the receipt of the stockholder approval and (ii) 120 calendar days following the Initial Closing Date, to convert their April 2026 Notes or any portion thereof into shares of Common Stock (an “Alternate Conversion”) at a conversion price equal to the greater of (x) a floor price of $0.534 (which is equal to 20% of the Nasdaq Minimum Price applicable to the Initial Notes) (the “April 2026 Note Floor Price”) and (y) 92% of the lowest volume weighted average price in the ten trading days prior to the date of such Alternate Conversion. See Note 7 — Notes Payable and Notes Payable – Related Party for a complete description of the April 2026 Private Placement.

The Initial Closing of the April 2026 Private Placement occurred on May 4, 2026 (the “Initial Closing Date”). The net proceeds to us from the Initial Closing were approximately $5.7 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by us. The April 2026 Purchase Agreement provided that Second Closing should occur promptly after effectiveness of the Initial April 2026 Registration Statement registering the Initial April 2026 Conversion Shares and the Second April 2026 Conversion Shares, in each case calculated based on the Initial April 2026 Conversion Price, and the Initial April 2026 Warrant Shares and the Second April 2026 Warrant Shares. Pursuant to the April 2026 Purchase Agreement, we agreed to use the net proceeds from the Second Closing, expected to be approximately $6.4 million, for the repayment of February 2026 Notes, in an amount equal to 110% of the outstanding aggregate principal amount of such February 2026 Notes. Subject to the satisfaction of certain closing conditions, including the mutual agreement of the purchasers and us, Additional Closings for an aggregate of up to $87,000,000 may occur from time to time after the Second Closing. There can be no assurance that any Additional Closings will occur.

At the 2026 Annual Meeting, our stockholders approved, pursuant to Nasdaq Listing Rule 5635(d), the issuance of up to 26,779,029 shares of Common Stock upon conversion of the Initial April 2026 Notes and the Second April 2026 Notes and of up to an additional 179,213,485 shares of Common Stock upon conversion of Additional April 2026 Notes (in each case assuming that such notes accrue interest at 10% for a period of 12 months and that the conversion price is reduced to the floor price provided for in the April 2026 Notes). As a result of such approvals, commencing 120 calendar days following the date that the Initial April 2026 Notes were issued (September 1, 2026), the holders of outstanding Initial April 2026 Notes shall have the right to complete an Alternate Conversion at the Alternate Conversion Price equal to the greater of (x) the April 2026 Note Floor Price and (y) 92% of the lowest VWAP in the ten trading days prior to the date of such Alternate Conversion.

We filed the Initial April 2026 Registration Statement with the SEC on May 15, 2026, and amended it on each of June 22, 2026 and July 13, 2026, in which amendment we removed shares of Common Stock issuable upon conversion of the Second April 2026 Notes and Second April 2026 Warrants in response to comments received from the SEC. The Initial April 2026 Registration Statement was declared effective by the SEC on August 5, 2026; however, as of the date of this Quarterly Report, neither the Second Closing nor any Additional Closing has occurred, and no February 2026 Notes have been repaid with the proceeds of the April 2026 Private Placement.

June 2026 Related Party Debt Exchange

On June 11, 2026, we entered into an exchange agreement with Index Equity US, LLC, a related party (the “Debtholder”), which was amended on June 15, 2026 (as amended, the “Exchange Agreement”), pursuant to which we exchanged $7,169,072.79 of principal and accrued interest outstanding (the “Outstanding Debt”) under an Amended and Restated Promissory Note, dated January 1, 2025, originally issued by us to MCS Lending, LLC, a related party, and assigned to the Debtholder on June 9, 2026, for (i) 7,169 shares of a newly designated series of Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), and with a stated value of $1,000.00 per share, initially convertible, at the option of the holder, into an aggregate of 2,476,338 shares of Common Stock at an initial conversion price of $2.895 per share, and (ii) a common stock purchase warrant to purchase up to 619,084 shares of Common Stock at an initial exercise price of $2.895 per share, in each case subject to adjustment, stockholder approval (to the extent required under the applicable rules of Nasdaq) and certain beneficial ownership limitations. On June 11, 2026, we issued the shares of Series C Preferred Stock and such warrant to the Debtholder, and the Outstanding Debt was cancelled. Bjarne Borg, a member of our Board of Directors, is the manager of the Debtholder.

The terms of the Series C Preferred Stock are set forth in a Certificate of Designation filed with the Secretary of State of the State of Delaware on June 10, 2026. The conversion price of the Series C Preferred Stock is subject to proportional adjustment for stock dividends, stock splits and similar events, and to full-ratchet adjustment in connection with certain dilutive issuances, in each case subject to a floor price of $1.50 per share (with a cash true-up payable if a holder converts following a dilutive issuance that would otherwise have reduced the conversion price below such floor price). If the Series C Preferred Stock were converted in full at the floor price, we would issue up to 4,779,333 shares of Common Stock, not taking into account any dividends that may be paid in additional shares of Series C Preferred Stock. Dividends accrue on the Series C Preferred Stock at a rate of 8% per annum, compounding quarterly (increasing to 9% per annum if not paid in cash), and may be paid in cash, in additional shares of Series C Preferred Stock or by an increase in the stated value of the Series C Preferred Stock. Holders of the Series C Preferred Stock may not convert shares of Series C Preferred Stock to the extent that, after giving effect to such conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, upon at least 61 days’ prior notice to us, up to 19.99%) of our outstanding Common Stock. See Part I, Item 1. Financial Statements Note 10 – Stockholder’s Equity included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the terms of the Series C Preferred Stock.

Results of Operations for the Three Months Ended June 30, 2026 and Three Months Ended June 30, 2025

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Revenues	$4,255,906	$1,402,511
Cost of revenue	2,898,411	857,556
Total payroll and related expenses	1,011,733	685,974
Total general and administrative expenses	1,916,390	1,429,935
Total professional and consulting fees	667,206	181,614
Total marketing and business development expenses	758,143	156,778
Total bad debt expense	-	3,025,000
Operating loss	(2,995,977)	(4,934,346)
Interest expense	(2,809,439)	(830,196)
Interest income	-	23,984
Loss on exchange transaction	(2,215,127)	-
Other income	1,327	16,603
Net loss	$(8,019,216)	$(5,723,955)

Revenues

During the three months ended June 30, 2026 and 2025, we generated revenues of $4,255,906 and $1,402,511, respectively, primarily from logistics, collection, processing and disposal services provided by our subsidiary ZEI ($3,207,133 for the 2026 period), and from the sale of materials, including compost, engineered soils, and mulch, by Resource Group ($1,048,773 for the 2026 period). Revenues also included proceeds from converting a portion of collected waste into saleable materials. This increase of $2,853,395 resulted from a full three months of revenue from Resource Group, which we acquired on June 2, 2025, in the 2026 period versus approximately one month in the 2025 period, and the resulting change of focus in our core business.

Cost of Revenues

Cost of revenue for the three months ended June 30, 2026, were $2,898,411 compared to $857,556 for the three months ended June 30, 2025. This increase of $2,040,855 in costs resulted primarily from additional revenues generated as a result from the acquisition of Resource Group and the resulting change of focus in our core business. Gross profit for the three months ended June 30, 2026 was $1,357,495, representing a gross margin of approximately 31.9%.

Payroll and Related Expenses

Payroll and related expenses for the three months ended June 30, 2026 were $1,011,733 compared to $685,974 for the three months ended June 30, 2025. This increase of $325,759 in expenses resulted primarily from additional employees hired to support the growth of our logistics and compost sales operations following the acquisition of Resource Group.

Marketing and Business Development Expenses

Marketing and business development expenses for three months ended June 30, 2026 were $758,143 compared to $156,778 for the three months ended June 30, 2025. This increase resulted from additional spending on marketing related activities during the three months ended June 30, 2026.

General And Administrative Expenses

General and administrative expenses for three months ended June 30, 2026 were $1,916,390 compared to $1,429,935 for the three months ended June 30, 2025. This increase of $486,455 resulted primarily from a full quarter of Resource Group and ZEI operating overhead, including insurance, facility and vehicle-related costs, and from the increased costs of operating as a public company.

Professional and Consulting Fees

Professional and consulting fees for three months ended June 30, 2026 were $667,206 compared to $181,614 for the three months ended June 30, 2025. This increase of $485,592 resulted primarily from the increased cost of professional fees in relation of being a public company, including increased audit and accounting fees, legal fees associated with our financing transactions and registration statements, and consulting fees supporting the integration of Resource Group.

Interest Expense

During the three months ended June 30, 2026 and 2025, we incurred $2,809,439 and $830,196 of interest expense. This increase of $1,979,243 resulted from an increase in the balance of our notes payable.

Interest Income

During the three months ended June 30, 2026 and 2025, we earned $0 and $23,984 of interest income. This decrease of $23,984 resulted from a decrease in notes receivable balance during the three months ended June 30, 2026.

Loss on Exchange Transaction

During the three months ended June 30, 2026 and 2025, we recognized a loss on exchange transactions of $2,215,127 and $0, respectively.

Results of Operations for the Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025

The following table sets forth, for the periods indicated, the dollar value represented by certain items in our Statements of Operations:

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Revenues	$8,214,030	$1,420,681
Cost of revenue	5,524,079	869,356
Total payroll and related expenses	2,065,693	1,137,426
Total general and administrative expenses	3,337,811	1,879,489
Total professional and consulting fees	1,753,481	467,180
Total marketing and business development expenses	1,297,870	240,439
Total bad debt expense	-	3,025,000
Operating loss	(5,764,904)	(6,198,209)
Interest expense	(4,141,183)	(1,784,845)
Change in fair value of derivative liability	(1,268,162)	-
Loss on settlement of derivative liability	(3,881,922)	-
Interest income	-	47,672
Loss on sale of equipment	(80,289)	-
Loss on exchange transaction	(2,215,127)	-
Other income	3,370	31,432
Net loss	$(17,348,217)	$(7,903,950)

Revenues

During the six months ended June 30, 2026 and 2025, we generated revenues of $8,214,030 and $1,420,681, respectively, primarily from logistics, collection, processing and disposal services provided by our subsidiary ZEI ($6,217,295 for the 2026 period), and from the sale of materials, including compost, engineered soils, and mulch, by Resource Group ($1,996,735 for the 2026 period). Revenues also included proceeds from the conversion of a portion of collected waste into saleable materials. For the six months ended June 30, 2025, we generated revenues from commissions on residential real estate purchases and sale transactions amounting to $18,170. This increase of $6,793,349 resulted from the acquisition of Resource Group during 2025 and the resulting change of focus in our core business.

Cost of Revenues

Cost of revenue for the six months ended June 30, 2026, were $5,524,079 compared to $869,356 for the six months ended June 30, 2025. This increase of $4,654,723 in costs resulted primarily from additional revenues generated as a result from the acquisition of Resource Group and the resulting change of focus in our core business. Gross profit for the six months ended June 30, 2026 was $2,689,951, representing a gross margin of approximately 32.7%.

Payroll and Related Expenses

Payroll and related expenses for the six months ended June 30, 2026 were $2,065,693 compared to $1,137,426 for the six months ended June 30, 2025. This increase of $928,267 in expenses resulted primarily from additional employees hired to support the growth of our logistics and compost sales operations following the acquisition of Resource Group.

Marketing and Business Development Expenses

Marketing and business development expenses for six months ended June 30, 2026 were $1,297,870 compared to $240,439 for the six months ended June 30, 2025. This increase resulted from additional spending on marketing related activities during the six months ended June 30, 2026.

General And Administrative Expenses

General and administrative expenses for six months ended June 30, 2026 were $3,337,811 compared to $1,879,489 for the six months ended June 30, 2025. This increase of $1,458,322 resulted primarily from a full six months of Resource Group and ZEI operating overhead, including insurance, facility and vehicle-related costs, and from the increased costs of operating as a public company.

Professional and Consulting Fees

Professional and consulting fees for six months ended June 30, 2026 were $1,753,481 compared to $467,180 for the six months ended June 30, 2025. This increase of $1,286,301 resulted primarily from the increased cost of professional fees in relation of being a public company, including increased audit and accounting fees, legal fees associated with our financing transactions and registration statements, and consulting fees supporting the integration of Resource Group.

Interest Expense

During the six months ended June 30, 2026 and 2025, we incurred interest expense of $4,141,183 and $1,784,845, respectively. This increase of $2,356,338 resulted from an increase in the balance of our notes payable.

Change in fair value of derivative liability

During the six months ended June 30, 2026 and 2025, we incurred $1,268,162 and $0 of change in fair value. This increase of $1,268,162 resulted from a derivative liability balance during the six months ended June 30, 2026.

Loss on settlement of derivative liability

During the six months ended June 30, 2026 and 2025, we incurred $3,881,922 and $0 of loss on settlement. This increase of $3,881,922 resulted from the settlement of derivative liability balance during the six months ended June 30, 2026.

Interest Income

During the six months ended June 30, 2026 and 2025, we earned $0 and $47,672 of interest income. This decrease of $47,672 resulted from a decrease in notes receivable balance during the six months ended June 30, 2026.

Loss on Exchange Transaction

During the six months ended June 30, 2026 and 2025, we recognized a loss on exchange transactions of $2,215,127 and $0, respectively.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

We have generated limited revenue and have incurred significant net losses in each year since inception. For the six months ended June 30, 2026, we incurred a net loss of $17,348,217 as compared to a net loss of $7,903,950 for the six months ended June 30, 2025. We expect to incur increasing losses in the future. As of June 30, 2026 and December 31, 2025, we had cash of $2,160,288 and $54,066, respectively. Since becoming a public company, we have funded our operations through note financings, project level financings, and the issuance of our equity and debt securities. See Part I, Item 1. Financial Statements; Note 7– Notes Payable and Notes Payable– Related Party, Note 10 – Stockholder’s Equity and Note 16-Subsequent Events. We intend to continue to finance our operations and finance Resource Group’s expansion if needed from the proceeds of future financings, proceeds from the sale of properties, and future revenues from operations. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have any committed sources of financing other than the use of the funding of the Second April 2026 Notes to repay the balance of the February 2026 Notes if the conditions to funding are met and the Second Closing is completed. As of the date of this Quarterly Report on Form 10-Q, the Second Closing has not been completed, and no assurances can be provided that the Second Closing will be completed. In addition, although the April 2026 Purchase Agreement provides for the funding of an additional $87,000,000, such funding is subject to the Purchasers’ discretion and our ability to meet certain conditions and there can be no assurance that we will be able to access such funding. Additional financing will be required to continue operations, which may not be available at acceptable terms, if at all. There is no guarantee we will be successful in raising capital outside of our current sources. In addition, under the purchase agreements from our recent private placement offerings, we are subject to certain restrictive covenants that may make it difficult for us to procure additional financing. Our current cash is anticipated to be sufficient to fund operations through December 2026. We expect that we will need additional future financing which may not be available on acceptable terms, if at all. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm includes an explanatory paragraph that our auditors have expressed substantial doubt that we will be able to continue as a going concern.

Financing Activities

The following table represents our financing activities during the six months ending June 30, 2026. See Part I, Item 1. Financial Statements Note 7– Notes Payable and Notes Payable– Related Party, Note 10 -Stockholder’s Equity to the financial statements included elsewhere in this Quarterly Report for additional information regarding our financing activities.

	Balance as of December 31, 2025	Additions	Payments or Conversions	Balance as of June 30, 2026

LV Note	$1,000,000	$-	$-	$1,000,000
2nd Lien Note	1,000,000	-	-	1,000,000
New BCV Loan Agreement	2,000,000	1,583,400	-	3,583,400
1800 Diagonal Notes	478,610	332,910	(443,427)	368,093
Cedar Cash Advances	427,000	85,000	(132,633)	379,367
Boot Capital	87,750	-	(67,755)	19,995
Sixth Borough	250,000	-	(250,000)	-
Member Note	480,000	-	-	480,000
Peak One	-	310,000	(310,000)	-
Anson East Master Fund LP	-	2,574,375	-	2,574,375
Anson Investment Master Fund LP	-	7,723,125	-	7,723,125
Alto Opportunity Master Fund, SPC	-	2,675,485	-	2,675,485
Acquisition Related Notes and Additional Equipment Loan and Cash Advances *	15,788,293	1,758,697	(7,138,635)	10,408,355
	$21,511,653	$17,042,992	$(8,342,450)	$30,212,195

*	Includes notes payable amounts acquired in connection with the Resource Group acquisition, as well as additional financing needs of our Resource and ZEI activities.

Cash Flow Summary

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net cash provided by (used in):
Operating activities	$(5,103,907)	$313,418
Investing activities	(1,743,096)	358,795
Financing activities	8,953,225	(496,893)
Net change in cash and cash equivalents	$2,106,222	$175,320

Operating activities used net cash of $5,103,907 during the six months ended June 30, 2026, and provided net cash of $313,418 during the six months ended June 30, 2025. Cash used in operating activities increased by $5,417,325 due to an increase of net loss of $9,444,267, partially offset by a $5,150,084 increase in the change in fair value of and loss on settlement derivative liabilities as well as $2,215,127 in loss on exchange transaction. Additional factors impacting operating cash flows included an increase in depreciation expense of $964,528, an increase in amortization of debt issuance costs of $1,122,734, and a decrease in stock-based compensation of $177,011, as well as common stock issued for services of $178,558 in 2026 compared to no such issuance in 2025. Changes in operating assets and liabilities also contributed to the increase in cash used, which amounted to $1,024,710 during 2026 compared to $2,762,313 during 2025.

Investing activities used net cash of $1,743,096 during the six months ended June 30, 2026, and provided net cash of $358,795 during the six months ended June 30, 2025, which is an increase in cash used of $2,101,891. This change results from an increase in proceeds from sale of property and equipment of $25,000, decrease in intangible assets of $7,778, increase in the purchase of property and equipment of $1,746,796, an increase in additions to equity based investments $21,300.

Cash provided from financing activities was $8,953,225 during the six months ended June 30, 2026, which resulted from $2,068,717 in debt issuance costs paid, $90,640 in finance lease payments, increased by $16,323,308 proceeds from short-term note payable, $2,441,537 in repayments of short-term notes payable and $2,769,189 of cash payments on derivative liabilities. Cash used in financing activities was $496,893 during the six months ended June 30, 2025, which resulted from $361,477 debt issuance costs paid, increased by $1,041,800 proceeds from short-term note payable, $1,139,993 in repayments of short-term notes payable, $13,620 payments on finance lease and $58 from payment related to stock splits.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements to which we are a party.

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

Our significant accounting policies are discussed in “Note 2— Summary of Significant Accounting Policies” of the notes to our financial statements for the six months ended June 30, 2026 and the year ended December 31, 2025 included elsewhere in this Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

Investment Entities — The Company obtained a 50% membership interest in Norman Berry. The purpose of the investment in Norman Berry is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area. The Company has determined it is not the primary beneficiary of Norman Berry and thus does not consolidate the activities in its financial statements. The Company uses the equity method to report the activities as an investment in its condensed consolidated financial statements. As of June 30, 2026 the Company continued to hold a 50% interest in Norman Berry. The Norman Berry partnership recently obtained final city council and entitlement approval for the project. The next step involves completing the consolidation of the various lots into a single parcel, and the Company’s development team and surveyors are preparing the required documentation and submittals for city review and approval. Survey documents reflecting the approved M-I zoning designation are expected to be submitted to the city’s Planning Department for administrative review to obtain final parcel-map approval.

During the six months ended June 30, 2026 and 2025, Norman Berry did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of June 30, 2026 and December 31, 2025.

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

Project Development Costs — Project development costs are stated at cost. At June 30, 2026 and December 31, 2025, the Company’s project development costs are expenses incurred related to development costs on various projects that are capitalized during the period the project is under development.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have generated limited revenue and have incurred significant net losses in each year since inception. For the six months ended June 30, 2026, we incurred a net loss of $17,348,217 as compared to a net loss of $7,903,950 for the six months ended June 30, 2025. We expect to incur increasing losses in the future. We cannot offer any assurance as to our future financial results. Our inability to achieve profitability from our current operating plans or to raise capital to cover any potential shortfall would have a material adverse effect on our ability to meet our obligations as they become due. If we are not able to secure additional funding, if, and when needed, we would be forced to curtail our operations or take other action in order to continue to operate. These and other factors raise substantial doubt about our ability to continue as a going concern. If we are unable to meet our obligations and are forced to curtail or cease our business operations, our stockholders could suffer a complete loss of any investment made in our securities.

We will need to raise additional capital to support our long-term business plans and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development plans.

During the six months ended June 30, 2026, our operating activities used net cash of $5,103,907 and as of June 30, 2026, our cash was $2,160,288. We have experienced significant losses since inception and have a significant accumulated deficit as of June 30, 2026 totaling $49,760,186. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. To date, we have not derived substantial revenue from the properties we own or have an interest in. We expect to potentially generate revenue through our growth of our compost and logistics businesses and sales of property, if any. There is uncertainty as to our ability to monetize our real estate properties or to generate sales proceeds. We expect our expenses to increase as operations increase from our compost and logistics businesses.

Although we have raised approximately $21.3 million  from the sale of securities in the past twelve months, unless we generate significant revenue from our compost and logistics businesses, we believe we will need to raise additional capital to fund our business expansion plans and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity and debt financings. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not have any committed sources of financing other than the funding of the Second April 2026 Notes if the conditions to funding are met. As of the date of this Quarterly Report on Form 10-Q, the Second Closing has not been completed, and no assurances can be provided that the Second Closing will be completed. Additionally, although the April 2026 Purchase Agreement provides for the funding of an additional $87,000,000, such funding is subject to the Purchasers’ discretion and our ability to meet certain conditions and there can be no assurance that we will be able to access such funding. Our ability to raise capital through the sale of securities may be limited by various rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that we may sell. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our current outstanding debentures prohibit us from engaging in certain types of financing while the debentures are outstanding. If we fail to raise additional funds on acceptable terms, we may be unable to complete planned development work.

Under the February 2026 Purchase Agreement and April 2026 Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The February 2026 Purchase Agreement and April 2026 Purchase Agreement contain restrictive covenants which restrict our ability to issue securities or file additional registration statements. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the respective purchase agreements, or we may be forced to seek a waiver from the purchasers party to the February 2026 and April 2026 Purchase Agreements, which such purchasers are not obligated to grant to us.

On April 8 and April 9, 2026, we entered into a consent and waiver agreement extending certain deadlines under the February 2026 Purchase Agreement; our failure to satisfy our remaining obligations thereunder could result in additional covenant remedies or require further negotiation with the investors.

Pursuant to the consent and waiver agreement entered into with the investors in the February 2026 Private Placement on April 8 and April 9, 2026, we obtained extensions of the deadlines by which we must (i) file a proxy statement and hold a stockholder meeting to obtain stockholder approval of the exercise of the Second February Warrants; and (ii) cause an initial registration statement registering the resale of the shares of Common Stock issuable upon conversion and exercise of the February 2026 Notes and certain of the February 2026 Warrants to be declared effective by the SEC. Stockholder approval was obtained at our 2026 Annual Meeting held on June 12, 2026, satisfying the extended proxy and stockholder meeting deadlines and the initial resale registration statement related to the February 2026 Private Placement was declared effective on April 15, 2026. However, as of the date of this Quarterly Report on Form 10-Q, we have not filed an additional registration statement to register the shares of Common Stock issuable upon exercise of the Second February Warrants and certain shares of Common Stock issuable pursuant to the conversion of the February 2026 Notes, and are therefore not in compliance with all of our remaining obligations.

A registration default under the Registration Rights Agreement we entered into in connection with the April 2026 Private Placement could result in liquidated damages obligations that would adversely affect our cash position.

Pursuant to the Registration Rights Agreement (the “April 2026 RRA”) that we entered into with the investors in connection with the April 2026 Private Placement, we are obligated to file and maintain the effectiveness of one or more registration statements covering the resale of the shares of Common Stock issuable upon conversion of the Initial April 2026 Notes and Second April 2026 Notes, additional shares of our Common Stock that may become issuable under the Initial April 2026 Notes and Second April 2026 Notes as a result of an Alternate Conversion, as well certain additional shares of our Common Stock that may be issuable upon conversion or exercise of convertible promissory notes and warrants that we may sell and issue to the purchasers pursuant to the April 2026 Purchase Agreement. Pursuant to the April 2026 RRA, if we fail to satisfy our registration obligations under the April 2026 RRA, including by failing to file or obtain or maintain the effectiveness of the required registration statements within specified time frames, we may be required to pay liquidated damages to the investors. Unless waived by the investors, we will be required to pay liquidated damages due to our failure to fulfill all of our obligations under the April 2026 RRA.

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

We continue to pursue the monetization of our legacy real estate holdings, including through sales, joint ventures, and conveyances to secured creditors. On January 6, 2026, our wholly owned subsidiary LV Peninsula Holding, LLC delivered a Deed in Lieu of Foreclosure conveying title to our Lake Travis project site in Lago Vista, Texas, to an institutional lender in exchange for the conditional extinguishment of $5.0 million of outstanding secured debt. Although we retain the right to receive 70% of any net sale proceeds above $5.0 million upon the lender’s disposition of the Lago Vista property, and we may receive payment on a conditional $5.0 million promissory note issued by LV Peninsula in certain circumstances, there can be no assurance that any such proceeds or payments will be realized or that the amounts realized will be material. Additional risks affect our remaining legacy real estate holdings, including the Norman Berry Village joint venture in East Point, Georgia (as to which the first lien note held by us matured on March 11, 2025 and remains in default), our interest in JDI-Cumberland Inlet, LLC (which filed for bankruptcy protection in May 2025, and from which we have not received any proceeds as of the date of this Quarterly Report), and the McLean Mixed Use Site in Durant, Oklahoma (subject to a Lis Pendens filed by the Durant Industrial Authority). Any failure to monetize our legacy real estate holdings on commercially reasonable terms, or at all, could adversely affect our liquidity and financial position.

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

A substantial portion of our outstanding indebtedness has matured or requires significant payments in the near term, and our failure to repay, refinance or restructure such indebtedness could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our outstanding indebtedness has matured or requires substantial debt service payments in the near term. Beginning on or about July 14, 2026, we are required to make monthly installment payments on the February 2026 Notes in an amount equal to 110% of one-tenth of the outstanding principal amount thereof plus accrued and unpaid interest. Our note payable to Loeb requires a payment of approximately $1.8 million at its September 7, 2027 maturity. In addition, certain of our notes payable, including a $2.5 million mortgage note payable to the Gail Baird Foundation that matured on April 21, 2025 and a $50,000 note that matured on April 30, 2025, were not repaid at maturity; although the applicable lenders have not declared these notes in default and we have continued to pay interest thereon, the lenders could elect to exercise remedies, and unpaid matured indebtedness could trigger cross-default provisions in our other debt instruments. If we are unable to pay, refinance, restructure or otherwise satisfy our indebtedness as it becomes due, whether with the proceeds of the Second Closing of the April 2026 Private Placement (which is conditioned on the satisfaction of certain conditions that have not been met), other financings or cash from operations, our lenders could exercise remedies against us and our assets, including collateral securing certain of these obligations, and we could be forced to curtail our operations, which would materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

The 1-for-20 Reverse Stock Split may not achieve its intended effect and may adversely affect the liquidity of our common stock.

On March 26, 2026, we effected the 1-for-20 Reverse Stock Split. The Reverse Stock Split reduced the number of our outstanding shares of common stock from approximately 50,000,000 to approximately 2,507,537. Although the Reverse Stock Split was effected to, among other things, raise the per-share trading price of our common stock to allow for continued listing on The Nasdaq Capital Market, there can be no assurance that the Reverse Stock Split will have the desired effect of sufficiently raising the per-share trading price of our common stock over the long term, that any resulting price level will be maintained, or that the Reverse Stock Split will not adversely affect the liquidity of our common stock. In addition, the reduction in the number of outstanding shares may decrease trading volume, increase price volatility, and adversely affect the market price of our common stock. In addition, on June 12, 2026, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect, at the discretion of our Board of Directors, an additional reverse stock split of our issued and outstanding common stock at a ratio of between 1-for-5 and 1-for-10. If our Board of Directors effects such a reverse stock split, it would further reduce the number of our outstanding shares of common stock and would be subject to the same risks described above, and there can be no assurance that it would achieve its intended effects.

If we fail to comply with the continued listing requirements of Nasdaq, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

Our Common Stock is currently listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock and result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On January 26, 2026, we received a letter from Nasdaq notifying us that for the preceding 30 consecutive business days (December 5, 2025 through January 20, 2026), our Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”). The notice had no immediate effect on the listing or trading of our Common Stock, which continues to trade on the Nasdaq Capital Market under the symbol “RENX.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until July 27, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On December 8, 2025, our stockholders approved and authorized us to amend our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split at a ratio of 1-for-5 to 1-for-20, and on March 26, 2026, we effected the 1-for-20 reverse stock split of our then-outstanding Common Stock. Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Minimum Bid Price Requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination if it should fail to meet any continued listing requirements. Therefore, if we were to fail to meet any continued listing requirements within the applicable time periods we would immediately be issued a delisting determination. Further, the Nasdaq rule provides that a company will not be considered to have regained compliance with the minimum bid price requirement if the company takes an action to achieve compliance (such as a reverse split) and that action results in its security falling below the numeric threshold for another listing requirement.

On April 10, 2026, we received written notice (“Listing Notification”) from the Listing Qualifications staff of Nasdaq notifying us that we had regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Listing Notification that for the last 10 consecutive business days, from March 26, 2026 through April 9, 2026, the closing bid price of our Common Stock had been at $1.00 per share or greater and, accordingly, we had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

Additionally, Nasdaq recently proposed a new rule change (as amended on June 18, 2026) to (i) adopt Listing Rules 5450(a)(3) and 5550(a)(6) to require issuers listed on the Nasdaq Global and Capital Markets, respectively, to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) of at least $5.0 million for a period of 30 consecutive business days, and (ii) amend Rule 5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion (collectively, the “Proposed $5 Million MVLS Rule”). On April 28, 2026, the SEC notified Nasdaq that it had determined to delay the implementation of the new standards to seek additional public feedback on the Proposed $5 Million MVLS Rule, providing the public at least 21 days to comment on the proposed rule. On July 22, 2026, the SEC approved the Proposed $5M MVLS Rule, permitting Nasdaq to implement the rule. However, subsequently on July 29, 2026, the implementation of the Proposed $5 Million MVLS Rule was automatically stayed after notices of petition were filed. As of August 11, 2026, the market value of our listed securities was approximately $5.2 million. If the stay on the implementation of the Proposed $5 Million MVLS Rule is lifted and the market value of our listed securities does not meet the $5.0 million requirement as of the date it goes into effect, our securities will be subject to delisting.

There is no assurance that we will maintain compliance with all applicable requirements for continued listing on Nasdaq. If our Common Stock were delisted from Nasdaq, trading of our Common Stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our Common Stock on an over-the-counter market, and many investors would likely not buy or sell our Common Stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our Common Stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our Common Stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

The conversion of our Senior Convertible Notes and the exercise of our outstanding warrants, preferred stock, and other convertible securities could result in substantial dilution to our stockholders.

As of June 30, 2026, we had outstanding February 2026 Notes (convertible into shares of our Common Stock at an initial conversion price of $5.62 per share), First February Warrants (exercisable for shares of our Common Stock at an initial exercise price of $3.1188 per share), Second February Warrants (which became exercisable upon receipt of stockholder approval on June 12, 2026, at an initial exercise price of $3.1188 per share), Initial April 2026 Notes (convertible into shares of Common Stock at an initial conversion price of $2.895, which is subject to adjustment down to the April 2026 Note Floor Price), Initial April 2026 Warrants, shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock (convertible into shares of our Common Stock at an initial conversion price of $2.895 per share, subject to full-ratchet adjustment for certain dilutive issuances with a floor price of $1.50 per share and a cash true-up in certain circumstances), a warrant to purchase up to 619,084 shares of our Common Stock issued to Index Equity US, LLC in June 2026, which is exercisable at an initial exercise price of $2.895 per share, and various other warrants and rights to acquire shares of our Common Stock. In addition, we have agreed to issue the April 2026 Second Notes and the April 2026 Second Warrants upon or promptly after the effective date of the registration statement that we are required to file in order to register the offer and resale of the shares of Common Stock issuable upon conversion of the Initial April 2026 Notes and the April 2026 Second Notes and exercise of the April 2026 First Warrants and April 2026 Second Warrants. The conversion of the foregoing convertible notes, the exercise of the foregoing outstanding warrants, the conversion of outstanding shares of our preferred stock, and the conversion and exercise of derivative securities, could result in the issuance of a substantial number of additional shares of our Common Stock and substantial dilution to our existing stockholders. Such issuances could also cause the market price of our Common Stock to decline. In addition, the April 2026 Purchase Agreement provides for the potential funding of up to an additional $87,000,000 and the issuance of additional notes and warrants in additional closings, subject to the Purchasers’ discretion and our ability to meet certain conditions, which issuances could also result in substantial dilution to our existing stockholders and also cause the market price of our Common Stock to decline.

A single holder affiliated with a member of our Board of Directors holds shares of Series C Preferred Stock representing substantial voting power, which allows it to exert significant influence over us.

In June 2026, pursuant to the Exchange Agreement, we issued 7,169 shares of Series C Preferred Stock and a warrant to purchase up to 619,084 shares of Common Stock to Index Equity US, LLC, an entity managed by Bjarne Borg, a member of our Board of Directors, in exchange for the extinguishment of approximately $7.2 million of related-party indebtedness. The Series C Preferred Stock votes together with our Common Stock as a single class on an as-converted basis, subject to the applicable beneficial ownership limitation, which is currently set at 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock as if such shares of Series C Preferred had been converted but may be increased up to 19.99% at the election of the holder. As a result, Index Equity US, LLC has significant voting power. Additionally, the holders of a majority of the outstanding Series C Preferred Stock have consent rights over certain corporate actions, including the creation of securities ranking senior to or pari passu with the Series C Preferred Stock. As a result, Index Equity US, LLC is able to exert significant influence over matters submitted to a vote of our stockholders and over corporate actions requiring the consent of the Series C Preferred Stock, and its interests may differ from those of our other stockholders.

Beginning on or about September 1, 2026, the April 2026 Notes may be converted into shares of our Common Stock at prices below the prevailing market price, which could result in substantial dilution and could depress the trading price of our Common Stock.

The holders of the April 2026 Notes have the right, at any time after the later of (i) the date of receipt of stockholder approval, which was obtained on June 12, 2026, and (ii) 120 calendar days following the Initial Closing Date (September 1, 2026) to convert their April 2026 Notes, in whole or in part, into shares of Common Stock in an Alternate Conversion at a conversion price equal to the greater of (x) the April 2026 Note Floor Price of $0.534 and (y) 92% of the lowest volume-weighted average price of our Common Stock during the ten trading days preceding the applicable conversion. Because Alternate Conversions are priced at a discount to prevailing market prices, they may result in the issuance of a substantial number of shares of Common Stock at prices below the then-current market price of our Common Stock, would dilute the interests of our existing stockholders, and could place sustained downward pressure on the trading price of our Common Stock, particularly if holders convert and sell shares of Common Stock on a recurring basis. If the price of our Common Stock were to decline to the April 2026 Note Floor Price, the $6,300,000 aggregate principal amount of the Initial April 2026 Notes, without giving effect to accrued interest, would be convertible into in excess of 11 million shares of Common Stock, and the Second April 2026 Notes, if issued, would be subject to the same terms.

We currently do not intend to pay dividends on our Common Stock; consequently, a stockholder’s ability to achieve a return on an investment in our Common Stock will depend on appreciation in the price of our Common Stock.

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The payment of dividends is restricted by the terms of the February 2026 Notes and the April 2026 Notes and may be restricted by the terms of future financings. As a result, a stockholder’s ability to achieve a return on an investment in our Common Stock will depend on appreciation in the price of our Common Stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended June 30, 2026, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

On April 26, 2026, we issued 22,500 restricted shares of our Common Stock to a consultant with a total value of $58,950 for services provided. The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Section 506 of Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the second quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2026 (File No. 001-41581).

3.2	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 15, 2026 (File No. 001-41581).

4.1	Form of Senior Convertible Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2026 (File No. 001-41581))

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2026 (File No. 001-41581))

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 15, 2026 (File No. 001-41581).

10.1+	Form of Consent and Waiver Agreement, dated as of April 8 and April 9, 2026, by and between the Registrant and each of the investors in the February 2026 private placement.

10.2	Placement Agency Agreement, dated April 30, 2026, between the Company and Dawson James Securities, Inc. (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2026 (File No. 001-41581)

10.3*	Form of Securities Purchase Agreement, dated April 30, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2026 (File No. 001-41581))

10.4	Form of Registration Rights Agreement, dated April 30, 2026, by and between RenX Enterprises Corp and the purchasers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 5, 2026 (File No. 001-41581))

10.5	Exchange Agreement, dated June 11, 2026, by and between RenX Enterprises Corp. and Index Equity US, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 15, 2026 (File No. 001-41581).

10.6+	Amendment No. 1 to Exchange Agreement, dated June 15, 2026, by and between RenX Enterprises Corp. and Index Equity US, LLC.

10.7^	Amendment No. 2 to the Safe and Green Development 2023 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 15, 2026 (File No. 001-41581).

10.8^	Employment Agreement between RenX Enterprises Corp. and James Burnham, effective as of July 1, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 7, 2026 (File No. 001-41581).

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

^	Management contract or compensatory plan or arrangement

*	Exhibits and schedules have been omitted pursuant to Items 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	RENX ENTERPRISES CORP.
(Registrant)

	By:	/s/ David Villarreal
David Villarreal
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nicolai Brune
Nicolai Brune
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)